Form 10-Q
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1995-05-15
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                                75-1991528
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)

One Seaport Plaza, New York, NY                      10292-0116
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- - - - --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       March 31,       September 30,
                                                                          1995             1994
- - - - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $ 8,451,772       $ 8,451,772
Buildings and improvements                                             12,309,754        12,277,288
Furniture, fixtures and equipment                                         341,134           330,371
Less: Accumulated depreciation                                         (4,436,149 )      (4,174,673)
      Allowance for loss on impairment of assets                       (2,745,000 )      (2,745,000)
                                                                      ------------     -------------
Net investment in property                                             13,921,511        14,139,758
Cash and cash equivalents                                                 666,892           708,909
Other assets                                                               50,327            55,097
                                                                      ------------     -------------
Total assets                                                          $14,638,730       $14,903,764
                                                                      ------------     -------------
                                                                      ------------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                          $   638,000       $   638,000
Accounts payable and accrued expenses                                     172,787           279,503
Accrued real estate taxes                                                  73,149           144,899
Deposits due to tenants                                                    69,645            79,924
Due to affiliates                                                          59,185            40,285
Unearned rental income                                                     29,466            25,485
                                                                      ------------     -------------
Total liabilities                                                       1,042,232         1,208,096
                                                                      ------------     -------------
Contingencies
Partners' capital
Limited partners (53,855 limited and equivalent units issued and
  outstanding)                                                         13,391,682        13,501,222
General partners                                                          204,816           194,446
                                                                      ------------     -------------
Total partners' capital                                                13,596,498        13,695,668
                                                                      ------------     -------------
Total liabilities and partners' capital                               $14,638,730       $14,903,764
                                                                      ------------     -------------
                                                                      ------------     -------------
- - - - ----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Six Months Ended         Three Months Ended
                                                           March 31,                 March 31,
                                                     ---------------------     ---------------------
                                                       1995         1994         1995         1994
- - - - ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                        $959,804     $940,647     $482,464     $484,758
Interest                                                8,266        5,629        4,261        2,667
Other                                                   7,129       11,318        4,188        1,380
                                                     --------     --------     --------     --------
                                                      975,199      957,594      490,913      488,805
                                                     --------     --------     --------     --------
EXPENSES
Property operating                                    350,850      334,767      175,596      175,585
Depreciation                                          261,476      254,044      131,074      127,400
General and administrative                            116,394      139,218       58,075       83,415
Real estate taxes                                     102,693      101,751       55,143       55,887
Interest                                               24,539       17,916       11,418        9,075
                                                     --------     --------     --------     --------
                                                      855,952      847,696      431,306      451,362
                                                     --------     --------     --------     --------
Net income                                           $119,247     $109,898     $ 59,607     $ 37,443
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                     $ 91,404     $ 83,323     $ 45,663     $ 25,530
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------
General partners                                     $ 27,843     $ 26,575     $ 13,944     $ 11,913
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------
Net income per limited partnership unit              $   1.71     $   1.55     $    .85     $    .48
                                                     --------     --------     --------     --------
                                                     --------     --------     --------     --------
- - - - ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- - - - ---------------------------------------------------------------------------------------------------
Partners' capital--September 30, 1994                      $13,501,222     $194,446     $13,695,668
Net income                                                      91,404       27,843         119,247
Distributions                                                 (200,944)     (17,473)       (218,417)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1995                          $13,391,682     $204,816     $13,596,498
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                              1995          1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 958,276     $ 946,327
Interest received                                                               8,266         5,629
Other income received                                                           7,129        11,318
Property operating expenses paid                                             (441,914)     (377,019)
Real estate taxes paid                                                       (174,443)     (169,469)
General and administrative expenses paid                                     (113,146)     (135,830)
Interest paid                                                                 (24,539)      (20,076)
                                                                            ---------     ---------
Net cash provided by operating activities                                     219,629       260,880
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (43,229)      (34,970)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (218,417)     (394,609)
                                                                            ---------     ---------
Net decrease in cash and cash equivalents                                     (42,017)     (168,699)
Cash and cash equivalents at beginning of period                              708,909       666,220
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 666,892     $ 497,521
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 119,247     $ 109,898
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                  261,476       254,044
Changes in:
Other assets                                                                    4,770       (11,474)
Accounts payable and accrued expenses                                        (106,716)      (90,290)
Accrued real estate taxes                                                     (71,750)      (67,718)
Due to affiliates                                                              18,900        49,266
Deposits due to tenants                                                       (10,279)       23,068
Unearned rental income                                                          3,981        (5,914)
Other liabilities                                                                  --            --
                                                                            ---------     ---------
Total adjustments                                                             100,382       150,982
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 219,629     $ 260,880
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') as of March 31, 1995, the results of its operations for the six and three months ended March 31, 1995 and 1994, and its cash flows for the six months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1994.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, property management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursement for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six and three months ended March 31, 1995 and 1994 were approximately $54,000 and $47,000 and $34,000 and $23,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $1,250 for the reimbursement of these services for the three months ended March 31, 1995. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994.

   PBP and the individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 253 limited partnership units at March 31, 1995.

C. Contingencies

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary
                                       5
contracts, breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In May 1995, distributions of approximately $67,000 and $6,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended March 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership owns and operates five office/warehouse facilities, one office facility, one mini-storage facility, and two parcels of undeveloped land. During the six months ended March 31, 1995, the Partnership's cash and cash equivalents decreased by approximately $42,000 to $667,000 primarily due to capital expenditures and the timing of accrued expense payments.

   Distributions of approximately $201,000 and $17,000 were paid to the limited partners and General Partners, respectively, during the six months ended March 31, 1995. The distributions were funded by property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 capital expenditures.

   The Partnership's ability to make future distributions to the partners and the amount of distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for capital improvements and the amount set aside for anticipated capital improvements. Capital improvements are currently budgeted at approximately $102,000 for the remainder of calendar year 1995.

Results of Operations

   Occupancies at March 31, 1995 and 1994 were as follows:

                                               March 31,
                                            ----------------
                                            1995        1994
- - - - ------------------------------------------------------------
Barrow Road                                  89.7%      90.9%
La Prada                                     94.3       98.6
Tulsa Peoria                                 85.9       90.1
Westheimer                                   74.4       81.2
Eastgate                                     92.9       92.9
Quail Valley                                100.0       97.1
Mt. Holly                                    93.8       85.0

  (Occupancies are calculated by dividing occupied units by available units.)

   Net income increased by approximately $9,000 and $22,000 for the six and three months ended March 31, 1995, respectively, as compared to the corresponding periods in 1994 for the reasons discussed below.

   Rental income increased by approximately $19,000 but decreased by approximately $2,000 for the six and three months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. Rental income at the Eastgate, Quail Valley, and Mt. Holly properties has improved due to increased average occupancies. Rental income at La Prada and Westheimer decreased due to lower average occupancies in addition to lower effective rental rates at La Prada. Rental income at Barrow Road and Tulsa Peoria remained stable.

   Other income decreased by approximately $4,000 but increased by approximately $3,000 for the six and three months ended March 31, 1995, respectively, due to the timing of billboard revenue receipts.

   Property operating expenses increased by approximately $16,000 for the six months ended March 31, 1995 as compared to the same period in the prior year primarily due to an increase in property payroll costs at Westheimer, Tulsa Peoria and Quail Valley. The increase was partially offset by a decrease in repairs and maintenance due to budgeted projects that did not begin until after March 31, 1995, and a decrease in utilities expense at La Prada, Westheimer and Quail Valley during the quarter ended March 31, 1995.

   General and administrative expenses decreased by approximately $23,000 and $25,000 for the six and three months ended March 31, 1995 as compared to the same periods in 1994 primarily due to the accrual
                                       7
of prior periods' general, administrative and monitoring expense reimbursements in 1994. The decreases were partially offset by higher office expenses at the properties.

   Interest expense on the Partnership's note payable is calculated as a percentage of net cash flow from the three properties (Eastgate, Quail Valley and Mt. Holly) which collateralize the note. Interest expense increased by approximately $7,000 and $2,000 for the six and three months ended March 31, 1995 as compared to the same periods in 1994 as a result of increased cash flows from operations at the three properties.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

        Description:

        3.01 Amended and Restated Certificate and Agreement of Limited Partnership (filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference)

             3.02 Amendment to the Amended and Restated Certificate and
                  Agreement of Limited Partnership (filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1989 and incorporated herein by reference)

                  4.01 Certificate of Limited Partnership Interest (filed as an exhibit to Registration Statement on Form
           S-11 (No. 2-94976) and incorporated herein by reference)

                       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant