Form 10-Q
period 1995-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1995-08-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                      75-1991528
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

One Seaport Plaza, New York, NY            10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,       September 30,
                                                                          1995             1994
----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                  $ 8,451,772       $ 8,451,772
Buildings and improvements                                             12,332,979        12,277,288
Furniture, fixtures and equipment                                         348,953           330,371
Less: Accumulated depreciation                                         (4,569,221)      (4,174,673)
      Allowance for loss on impairment of assets                       (2,745,000)      (2,745,000)
                                                                      ------------     -------------
Net investment in property                                             13,819,483        14,139,758
Cash and cash equivalents                                                 797,293           708,909
Other assets                                                               44,561            55,097
                                                                      ------------     -------------
Total assets                                                          $14,661,337       $14,903,764
                                                                      ------------     -------------
                                                                      ------------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                          $   638,000       $   638,000
Accounts payable and accrued expenses                                     134,149           279,503
Accrued real estate taxes                                                 116,534           144,899
Deposits due to tenants                                                    96,268            79,924
Due to affiliates                                                          44,101            40,285
Unearned rental income                                                     24,336            25,485
                                                                      ------------     -------------
Total liabilities                                                       1,053,388         1,208,096
                                                                      ------------     -------------
Contingencies
Partners' capital
Limited partners (53,855 limited and equivalent units issued and
  outstanding)                                                         13,392,902        13,501,222
General partners                                                          215,047           194,446
                                                                      ------------     -------------
Total partners' capital                                                13,607,949        13,695,668
                                                                      ------------     -------------
Total liabilities and partners' capital                               $14,661,337       $14,903,764
                                                                      ------------     -------------
                                                                      ------------     -------------
----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine Months Ended          Three Months Ended
                                                         June 30,                    June 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,461,017     $1,409,836     $501,213     $469,189
Interest                                             12,784          8,306        4,518        2,677
Other                                                10,941         13,643        3,812        2,325
                                                 ----------     ----------     --------     --------
                                                  1,484,742      1,431,785      509,543      474,191
                                                 ----------     ----------     --------     --------
EXPENSES
Property operating                                  516,180        490,459      165,330      155,691
Depreciation                                        394,548        382,265      133,072      128,221
General and administrative                          178,625        199,385       62,231       60,168
Real estate taxes                                   154,859        155,562       52,166       53,811
Interest                                             37,022         25,464       12,483        7,548
                                                 ----------     ----------     --------     --------
                                                  1,281,234      1,253,135      425,282      405,439
                                                 ----------     ----------     --------     --------
Net income                                       $  203,508     $  178,650     $ 84,261     $ 68,752
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  159,609     $  137,599     $ 68,205     $ 54,276
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $   43,899     $   41,051     $ 16,056     $ 14,476
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $     2.98     $     2.57     $   1.27     $   1.01
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--September 30, 1994                      $13,501,222     $194,446     $13,695,668
Net income                                                     159,609       43,899         203,508
Distributions                                                 (267,929)     (23,298)       (291,227)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1995                           $13,392,902     $215,047     $13,607,949
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            1995            1994
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                      $ 1,486,748     $ 1,407,153
Interest received                                                             12,784           8,306
Other income received                                                         10,941          13,643
Property operating expenses paid                                            (639,170)       (496,382)
Real estate taxes paid                                                      (183,224)       (226,374)
General and administrative expenses paid                                    (197,173)       (174,507)
Interest paid                                                                (37,022)        (29,101)
                                                                         -----------     -----------
Net cash provided by operating activities                                    453,884         502,738
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (74,273)        (75,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (291,227)       (542,121)
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                          88,384        (114,396)
Cash and cash equivalents at beginning of period                             708,909         666,220
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $   797,293     $   551,824
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   203,508     $   178,650
                                                                         -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                 394,548         382,265
Changes in:
Other assets                                                                  10,536         (17,072)
Accounts payable and accrued expenses                                       (145,354)        (34,549)
Accrued real estate taxes                                                    (28,365)        (70,812)
Due to affiliates                                                              3,816          49,867
Deposits due to tenants                                                       16,344          24,871
Unearned rental income                                                        (1,149)        (10,482)
                                                                         -----------     -----------
Total adjustments                                                            250,376         324,088
                                                                         -----------     -----------
Net cash provided by operating activities                                $   453,884     $   502,738
                                                                         -----------     -----------
                                                                         -----------     -----------
----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') as of June 30, 1995, the results of its operations for the nine and three months ended June 30, 1995 and 1994 and its cash flows for the nine months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, property management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursement for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine and three months ended June 30, 1995 and 1994 were approximately $66,000 and $78,000, respectively, and for the three months ended June 30, 1995 and 1994 were approximately $12,000 and $20,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $3,750 and $1,250 for the reimbursement of these services for the nine and three months ended June 30, 1995. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994. An additional $1,250 was recorded during each of the three month periods ended June 30, 1994 and September 30, 1994.

   PBP and the individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 253 limited partnership units at June 30, 1995.

C. Contingencies

   There are no material legal proceedings pending by or against the Partnership or its properties.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

D. Subsequent Event

   In August 1995, distributions of approximately $67,000 and $6,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended June 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership owns and operates five office/warehouse facilities, one office facility, one mini-storage facility and two parcels of undeveloped land. During the nine months ended June 30, 1995, the Partnership's cash and cash equivalents increased by approximately $88,000 to $797,000 primarily due to cash retained for anticipated property improvements offset by the timing of accrued expense payments.

   Distributions of approximately $67,000 and $6,000 were paid to the limited partners and General Partners, respectively, during the quarter ended June 30, 1995. The distributions were funded by property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 property improvements.

   The Partnership's ability to make future distributions and the amount of distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements. Property improvements (including tenant improvements) are currently budgeted at approximately $155,000 for the remainder of calendar year 1995.

Results of Operations

   Occupancies at June 30, 1995 and 1994 were as follows:

                                                June 30,
                                            -----------------
                                            1995        1994
-------------------------------------------------------------
Barrow Road                                  90.3%       91.5%
La Prada                                     97.1        90.0
Tulsa Peoria                                 86.6        88.7
Westheimer                                   78.4        84.1
Eastgate                                    100.0       100.0
Quail Valley                                100.0       100.0
Mt. Holly                                    94.3        87.3

  (Occupancies are calculated by dividing occupied units by available units.)

   Net income increased by approximately $25,000 and $16,000 for the nine and three months ended June 30, 1995, respectively, as compared to the corresponding periods in 1994 for the reasons discussed below.

   Rental income increased by approximately $51,000 and $32,000 for the nine and three months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. Rental income at all of the properties except Westheimer and La Prada has improved. The increase at Barrow Road and Quail Valley was due to higher average occupancies while the increase at Tulsa Peoria, Eastgate and Mount Holly was primarily due to increased rental rates. Average occupancies at Mount Holly were also higher during the nine month period. Rental income at Westheimer for the nine month period decreased due to lower average occupancies. Rental income at La Prada and, for the three month period, at Westheimer was flat.

   Other income decreased by approximately $3,000 but increased by approximately $1,000 for the nine and three months ended June 30, 1995, respectively, due to the timing of billboard revenue receipts.

   Property operating expenses increased by approximately $26,000 and $10,000 for the nine and three months ended June 30, 1995 as compared to the same periods in the prior year primarily due to an increase in property payroll costs at Westheimer, Tulsa Peoria and Quail Valley. Management fees also increased because they are based on rental income. The increases were partially offset by a decrease in repairs and maintenance due to budgeted projects that have not yet been started.

   General and administrative expenses decreased by approximately $21,000 but increased by approximately $2,000 for the nine and three months ended June 30, 1995 as compared to the same periods in

1994. The nine month decrease is primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in the second quarter of fiscal 1994 as further discussed in Note B to the financial statements. The decreases were partially offset by higher office expenses at the properties. The three month increase is primarily due to increased professional fees offset, in part, by the timing of certain accruals from period to period.

   Interest expense on the Partnership's note payable is calculated as a percentage of net cash flow from the three properties (Eastgate, Quail Valley and Mt. Holly) which collateralize the note. Interest expense increased by approximately $12,000 and $5,000 for the nine and three months ended June 30, 1995 as compared to the same periods in 1994 as a result of increased cash flows from operations at the three properties.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: August 14, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant