Form 10-K
period 1995-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1995-12-28
CIK 759726

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                 75-1991528
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
     or organization)                                Identification No.)

One Seaport Plaza, New York, N.Y.                                   10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on which Registered
        None                                            None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK ]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the fiscal year ended September 30, 1995 is incorporated by reference into Parts I, II, and III of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 9 and 10.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                           PAGE
Item 1      Business........................................................................        3
Item 2      Properties......................................................................        4
Item 3      Legal Proceedings...............................................................        5
Item 4      Submission of Matters to a Vote of Limited Partners.............................        5
PART II
Item 5      Market for the Registrant's Units and Related Limited Partner Matters...........        5
Item 6      Selected Financial Data.........................................................        6
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................        6
Item 8      Financial Statements and Supplementary Data.....................................        6
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................        6
PART III
Item 10     Directors and Executive Officers of the Registrant..............................        6
Item 11     Executive Compensation..........................................................        8
Item 12     Security Ownership of Certain Beneficial Owners and Management..................        8
Item 13     Certain Relationships and Related Transactions..................................        8
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            Financial Statements and Financial Statement Schedules..........................        9
            Exhibits........................................................................        9
            Reports on Form 8-K.............................................................       10
Signatures..................................................................................       15

                                     PART I
Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Registrant''), a Texas limited partnership, was formed on November 13, 1984 and will terminate on December 31, 2050 unless terminated sooner under the provisions of the Amended and Restated Certificate and Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed for the purpose of acquiring, owning, developing and operating self-storage and office/showroom warehouse complexes; investing in unimproved commercial properties; and investing in first lien mortgage loans on existing or to-be-constructed commercial income-producing properties with proceeds raised through the initial sale of units of limited partnership interest (``Units''). The Registrant's fiscal year for book and tax purposes ends on September 30.

   The Registrant operates seven improved properties consisting of three office/showroom/warehouse complexes, three mini-storage complexes, and one office complex, along with two unimproved properties. For more information regarding the Registrant's properties, see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Limited Partners for the year ended September 30, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto. The Registrant is engaged solely in the business of real estate investment, therefore, presentation of industry segment information is not applicable.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. If acceptable bids are received by the Partnership, the Partnership would enter into agreements to sell the properties, subject to the approval of the limited partners owning a majority of the Units, as required by the Partnership Agreement. If such sales are approved and consummated, the Partnership would liquidate and distribute its assets to its partners. There can, of course, be no assurance that acceptable bids will be received or that any transactions will be consummated.

   For the years ended September 30, 1995, 1994 and 1993, respectively, the following improved properties' rental revenues exceeded 15% of the Registrant's total revenue:

                          1995        1994        1993
                          -----       -----       -----
Barrow Road                18.4%       18.3%       18.1%
La Prada                     --          --        15.2

   No tenant accounted for 10% or more of the total revenues for any of the three years in the period ended September 30, 1995.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, III (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note F of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant competes with national and regional real estate owners and operators, some of whom have significantly more experience and resources than the Registrant. Such owners and operators may include insurance companies, mortgage banks, pension funds, and other real estate investors, including foreign investors, syndicated partnerships, and real estate investment trusts. The primary factors affecting a particular property's ability to successfully compete against other properties include the location of such property, the suitability of its design to a prospective tenant's needs, the manner in which it is managed and marketed, and rental rates. The extent to which the Registrant is affected by competition will depend in significant part on existing market conditions. The property managers, Public Storage Management, Inc., and Public Storage Commercial Properties Group, Inc. manage other properties which compete with the Registrant's properties within the same geographical area.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. The General Partners and/or their affiliates receive compensation and reimbursement of expenses in connection with such activities as described in Section 11.7 of the Partnership Agreement. See Note F of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of September 30, 1995 the Registrant owns the following properties:

                                       Average Occupancy
                                         Rates for the
                                           Year Ended                                       Average Monthly
                                         September 30,           Land        Rentable        Rental Rates
         Property Location                  1995 (1)          (in acres)      Units            Per Unit
-----------------------------------    ------------------     ----------     --------    ---------------------
IMPROVED PROPERTIES
Barrow Road (Little Rock, AR)                    91%              5.3617
  Office/warehouse                                                                 31        $200 - $  500
  Office/showroom                                                                  14        $300 - $  640
  Mini-storage                                                                    102        $ 50 - $  132
  Retail                                                                           12        $400 - $  500
                                                                             --------
                                                                                  159
                                                                             --------
La Prada (Mesquite, TX)                          93               8.6330
  Office/warehouse                                                                 52        $350 - $  500
  Office                                                                           10        $125 - $  500
  Office/showroom                                                                   8        $350 - $  500
                                                                             --------
                                                                                   70
                                                                             --------
Tulsa Peoria (Tulsa, OK)                         87               3.2330
  Office/warehouse                                                                 55        $250 - $  450
  Mini-office/warehouse                                                            10        $150 - $  500
  Mini-storage                                                                     77        $ 40 - $  155
                                                                             --------
                                                                                  142
                                                                             --------
Westheimer (Houston, TX)                         76               3.5757
  Office/warehouse                                                                 20        $350 - $  675
  Mini-storage                                                                    327        $ 15 - $  147
                                                                             --------
                                                                                  347
                                                                             --------
Eastgate (Garland, TX)                           99               2.9000
  Office                                                                           14        $900 - $2,900
                                                                             --------
Quail Valley (Missouri City, TX)                100               4.3710
  Office/showroom                                                                   3        $550 - $1,100
  Office/warehouse                                                                 32        $475 - $1,100
                                                                             --------
                                                                                   35
                                                                             --------

                                       Average Occupancy
                                         Rates for the
                                           Year Ended                                       Average Monthly
                                         September 30,           Land        Rentable        Rental Rates
         Property Location                  1995 (1)          (in acres)      Units            Per Unit
-----------------------------------    ------------------     ----------     --------    ---------------------
Mt. Holly (Mt. Holly, NJ)                        93%               4.008
  Mini-storage                                                                    403        $ 40 - $  160
                                                                             --------
UNIMPROVED PROPERTIES
I-35/I-20 (Dallas, TX)                          N/A              18.6873         None
Southlake (Southlake, TX)                       N/A              14.9550         None
                                                              ----------     --------
                                                                 65.7247        1,170
                                                              ----------     --------
                                                              ----------     --------
--------------------------------------------------------------------------------------------------------------

(1) Average occupancy rates are calculated by dividing occupied units by available units as of each month-end.

   The Registrant originally acquired seven properties for an aggregate purchase price (including acquisition fees) of $15,880,415. Three unimproved properties were subsequently acquired through foreclosure proceedings following the default by the borrower under a mortgage loan in which the Registrant had a participation interest. See Note D of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto. One of the unimproved properties acquired by the Partnership has been sold.

   For additional information describing the Registrant's properties, see Supplementary Schedule III-Real Estate and Accumulated Depreciation on page 13 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of December 13, 1995, there were 3,347 holders of record owning 53,855 Units, inclusive of 270, 135, and 135 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section
17.3 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified fiscal quarter.

Quarter Ended       1995      1994
----------------    -----     -----
December 31         $1.25     $2.70
March 31             1.25      2.50
June 30              1.25      2.50
September 30         1.25      2.50

   Distributions for the years ended September 30, 1995 and 1994 were made from cash generated by the operations of the Registrant's properties.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant currently expects that cash distributions will continue to be paid in the forseeable future with cash generated by the operations of the Registrant's properties. For discussion of other factors that may affect future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                     Year ended September 30,
                              -----------------------------------------------------------------------
                                 1995           1994           1993           1992           1991
                              -----------    -----------    -----------    -----------    -----------
Total revenues                $ 1,987,378    $ 1,919,960    $ 1,856,624    $ 1,819,136    $ 1,743,264
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Provision for loss on
  impairment of
  assets                      $ 2,000,000(1) $        --    $        --    $ 2,745,000    $        --
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Net income (loss)             $(1,733,919)   $   237,617    $   246,181    $(2,539,656)   $   127,320
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Net income (loss) per
  limited partnership unit    $   (33.07)    $      3.40    $      3.55    $    (47.88)   $      1.47
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Total assets                  $12,742,033    $14,903,764    $15,281,959    $15,769,943    $19,244,097
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Note payable                  $   638,000    $   638,000    $   638,000    $   638,000    $   638,000
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Total distributions           $   364,033    $   654,082    $   715,309    $   943,060    $   692,989
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Limited partner
  distributions per Unit      $      6.25    $     11.23    $     12.28    $     16.19    $     11.84
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
-----------------------------------------------------------------------------------------------------

(1) Based upon estimated amounts recoverable through future operations and ultimate disposition of the properties and a reduced holding period until the properties are disposed of, an additional allowance for loss on impairment of assets of $2,000,000 was recorded as of September 30, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 and 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the Managing General Partner.

   Based on a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the

Registrant with respect to its most recent fiscal year and written representation pursuant to Item 405(b)(2)(i) of Regulation S-K, neither PBP nor its directors, officers, or beneficial owners of more than 10% of the Units, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal or prior fiscal years. However, based on the fact that the Registrant did not receive copies of Forms 3, 4 or 5 or a written representation pursuant to Item 405(b)(2)(i) of Regulation S-K from the individual General Partners, the Registrant is unaware whether the individual General Partners filed on a timely basis reports required under Section 16(a) of the Securities Exchange Act of 1934.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch                 President, Chief Executive Officer,
                                  Chairman of the Board of
                                  Directors and Director
Barbara J. Brooks               Vice President--Finance and
                                  Chief Financial Officer
Eugene D. Burak                 Vice President
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 36, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI. He is the Senior Manager of the Direct Investment Group Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises virtually all of the non-litigation legal work for PSI, including all of the PSI Law Department's corporate and marketing-review activity. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Individual General Partners

   George S. Watson, age 55, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of

Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 52, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas' 10 most outstanding young business leaders.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the Managing General Partner or to the individual General Partners for their services. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is immaterial (see also
Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Partnership).

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of December 13, 1995, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of December 13, 1995, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they are allowed to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contributions of the limited partners. The Managing General Partner retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but waived its right to share in any limited partner cash distributions and allocation of Registrant's profits and losses.

   As of December 13, 1995, no beneficial owner who is neither an individual General Partner nor a director or officer of the Managing General Partner beneficially owns more than five percent (5%) of the Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner.

   Reference is made to Notes A and F of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV
                                                                    Page in
                                                                  Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Financial Statements and Independent Auditors' Report--Incorporated
           by reference to Registrant's Annual Report which is filed as an exhibit hereto
           Independent Auditors' Report                                       2
           Financial Statements:
           Statements of Financial Condition--September 30, 1995 and 1994     3
           Statements of Operations--Three years ended September 30, 1995     4
           Statements of Changes in Partners' Capital--Three years ended
           September 30, 1995                                                 5
           Statements of Cash Flows--Three years ended September 30, 1995     6
           Notes to Financial Statements                                      7
        2. Financial Statement Schedules and Independent Auditors' Report on Schedules
           Independent Auditors' Report on Schedules
           Schedules:
           II--Valuation and Qualifying Accounts and Reserves--Three years ended September 30, 1995
           III--Real Estate and Accumulated Depreciation at September 30, 1995 Notes to Schedule III--Real Estate and Accumulated Depreciation
           All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
        3. Exhibits
           Description:
            3.01 Amended and Restated Certificate and Agreement of Limited
                 Partnership (1)
            3.02 Amendment to the Amended and Restated Certificate and Agreement
                 of Limited Partnership (5)
            4.01 Certificate of Limited Partnership Interest (1)
           10.01 Management Agreement and Guaranty (1)
           10.02 Construction Contract dated August 9, 1985, for the Barrow
                 Road Business Center (2)
           10.03 Construction Contract dated October 31, 1985, for the LaPrada Business Center (2)
           10.04 Construction Contract dated October 16, 1984, for the Peoria Office and Storage Park (2)
           10.05 Construction Contract dated October 17, 1984, for the Westheimer West Business Center (2)
           10.11 Opinion of The Lomas & Nettleton Advisory Group, Inc. (3)
           10.12 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Commercial Properties Group, Inc. (4)

           10.13 Property Management Agreement dated as of November 1, 1988 by and between the Registrant and Public Storage Management,
                 Inc. (4)
           10.15 Assignment of Deed of Trust, Mortgage, Promissary Note and
                 Other Documents dated December 5, 1988 by First Commonwealth
                 Mortgage Trust to the Registrant (4)
           10.16 Promissory Note in the principal amount of $638,000 executed by the Registrant in favor of First Commonwealth Mortgage
                 Trust (4)
           10.17 Deed of Trust, Security Agreement and Assignment of Rents
                 dated December 7, 1988 by the Registrant to John M. Walker,
                 Jr., Trustee for the benefit of First Commonwealth Mortgage
                 Trust (4)
           10.18 Deed of Trust, Security Agreement and Assignment of Rents
                 dated January 4, 1989 by the Registrant to John M. Walker,
                 Jr., Trustee for the benefit of First Commonwealth Mortgage
                 Trust (5)
           10.19 Mortgage Security Agreement and Assignment of Rents dated July
                 11, 1989 by the Registrant to First Commonwealth Mortgage
                 Trust (5)
           13.01 Annual Report for the year ended September 30, 1995 (filed herewith). (With the exception of the information and data incorporated by reference in Items 3, 7, and 8 of this Annual
                 Report on Form 10-K, no other information or data appearing in the 1995 Annual Report to Limited Partners is to be deemed filed as part of this report.)
           27    Financial Data Schedule
(b)        Reports on Form 8-K
           Registrant's Current Report on Form 8-K dated December 6, 1995, as filed with the Securities and Exchange Commission on December 6, 1995, relating to Item 5 regarding the communication of certain information to the limited partners.
           Registrant's Current Report on Form 8-K dated December 15, 1995, as filed with the Securities and Exchange Commission on December 26, 1995, relating to Item 5 regarding the intention of the Partnership to solicit bids for the Partnership's properties.
------------------

(1) Filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1985 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 8-K filed with the Commission on March 19, 1986 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1988 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.

(LOGO)                     1211 Avenue of the Americas    Phone: 212 403-5200
                           New York, New York 10036       Fax:   212 404-5700

                            CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-3

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-3 of our report dated November 6, 1995, included in the 1995 Annual Report to Limited Partners of Prudential-Bache/Watson & Taylor, Ltd.-3.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor Ltd.-3 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP

December 27, 1995

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions-Amounts
  Year Ended          Balance at          Additions-Amounts       Written-off During      Balance at
 September 30      Beginning of Year     Reserved During Year            Year            End of Year
---------------    -----------------     --------------------     ------------------     ------------
     1993             $ 2,745,000                     --                      --          $2,745,000
     1994             $ 2,745,000                     --                      --          $2,745,000
     1995             $ 2,745,000             $2,000,000                      --          $4,745,000

--------------------------------------------------------------------------------

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1995

                                                           Costs
                                                        capitalized
                              Initial cost to              (sold)                          Gross amount at which carried at
                                Registrant             subsequent to     Permanent                  close of period
                      -----------------------------    acquisition      writedown    -------------------------------------------
                                      Buildings       --------------   of impaired                   Buildings          Total
Description (NOTE C)     Land      and Improvements    Improvements      assets         Land      and Improvements    (NOTE A)
---------------------  ----------   ----------------   --------------   -----------   ----------   ----------------   ----------
IMPROVED PROPERTIES:
Barrow Road
Little Rock, Arkansas  $  855,013      $       --       $  2,887,734     $      --    $  861,681     $  2,881,066     $ 3,742,747
La Prada
Mesquite, Texas         1,115,034              --          2,327,661            --     1,123,319        2,319,376       3,442,695
Tulsa Peoria
Tulsa, Oklahoma           271,869         558,438          1,401,346            --       275,613        1,956,040       2,231,653
Westheimer
Houston, Texas            866,561         488,841          1,089,466            --       872,985        1,571,883       2,444,868
Eastgate
Garland, Texas            730,000       1,070,000            101,975            --       730,000        1,171,975       1,901,975
Quail Valley
Missouri City, Texas      375,000       1,125,000             87,647            --       375,000        1,212,647       1,587,647
Mt. Holly
Mt. Holly, New Jersey     260,000       1,583,521             21,162            --       260,000        1,604,683       1,864,683
UNIMPROVED
PROPERTIES:
I-820/377
Haltom City, Texas      1,100,465              --        (1,100,465)            --            --               --              --
I-35/I-20
Dallas, Texas           2,583,194              --             26,477            --     2,609,671               --       2,609,671
Southlake
Southlake, Texas        1,670,925              --             12,578      (340,000)    1,343,503               --       1,343,503
                       ----------   ----------------   --------------   -----------   ----------   ----------------   -----------
                TOTAL  $9,828,061      $4,825,800       $  6,855,581     $(340,000)   $8,451,772     $ 12,717,670     $21,169,442
                       ----------   ----------------   --------------   -----------   ----------   ----------------   -----------
                       ----------   ----------------   --------------   -----------   ----------   ----------------   -----------
---------------------------------------------------------------------------------------------------------------------------------

                                                               Life on which
                                                                depreciation
                                                                 in latest
                       Accumulated                                 income
                       depreciation    Date of        Date       statement
Description (NOTE C)    (NOTE B)     construction   acquired    is computed
---------------------  -----------   ------------   --------   --------------
IMPROVED PROPERTIES:
Barrow Road                                                           5 to
Little Rock, Arkansas  $1,110,120        1985         1985        25 years
La Prada                                                              5 to
Mesquite, Texas           934,545        1985         1985        25 years
Tulsa Peoria                                                          5 to
Tulsa, Oklahoma           826,136        1985         1985        25 years
Westheimer                                                            5 to
Houston, Texas            675,981        1985         1985        25 years
Eastgate                                                              5 to
Garland, Texas            349,801          --         1988        25 years
Quail Valley                                                          5 to
Missouri City, Texas      380,691          --         1988        25 years
Mt. Holly                                                             5 to
Mt. Holly, New Jersey     426,374          --         1989        25 years
UNIMPROVED
PROPERTIES:
I-820/377
Haltom City, Texas             --          --         1985             N/A
I-35/I-20
Dallas, Texas                  --          --         1985             N/A
Southlake
Southlake, Texas               --          --         1985             N/A
                       -----------
                TOTAL  $4,703,648
                       -----------
                       -----------
--------------------------------------------------------------------------------------------

                            See notes on following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               September 30, 1995
NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                   Year ended September 30,
                                                           -----------------------------------------
                                                              1995           1994           1993
                                                           -----------    -----------    -----------
Balance at beginning of period..........................   $21,059,431    $20,971,114    $20,948,850
Net additions during the period.........................       110,011         88,317         22,264
                                                           -----------    -----------    -----------
Balance at close of period..............................   $21,169,442    $21,059,431    $20,971,114
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

   An additional allowance for loss on impairment of $2,000,000 was provided on the above assets in 1995, bringing the total allowance for loss on impairment to $4,745,000 as of September 30, 1995. See Note C of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   The aggregate cost of land, buildings and improvements, and furniture and fixtures for Federal income tax purposes for the tax year ended September 30, 1995 was $22,051,986.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                   Year ended September 30,
                                                           -----------------------------------------
                                                              1995           1994           1993
                                                           -----------    -----------    -----------
Balance at beginning of period..........................   $ 4,174,673    $ 3,653,135    $ 3,131,669
Depreciation during the period charged to
  expense...............................................       528,975        521,538        521,466
                                                           -----------    -----------    -----------
Balance at close of period..............................   $ 4,703,648    $ 4,174,673    $ 3,653,135
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

NOTE C--The Eastgate, Quail Valley and Mt. Holly properties have been pledged as collateral for the Registrant's $638,000 promissory note. See Note D of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Eugene D. Burak                             Date: December 28, 1995
    -----------------------------------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Thomas F. Lynch                             Date: December 28, 1995
    ------------------------------------------------------------------
    Thomas F. Lynch
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director
    (Principal Executive Officer)
    By: /s/ Barbara J. Brooks                           Date: December 28, 1995
    ------------------------------------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    (Principal Financial Officer)
    By: /s/ Eugene D. Burak                             Date: December 28, 1995
    ------------------------------------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant
    By: /s/ Frank W. Giordano                           Date: December 28, 1995
    ------------------------------------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                            Date: December 28, 1995
    ------------------------------------------------------------------
    Nathalie P. Maio
    Director
                                       15