Form 10-Q
period 1995-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1996-02-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1995

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      December 31,     September 30,
                                                                          1995             1995
----------------------------------------------------------------------------------------------------
ASSETS
Land                                                                  $ 8,451,772       $ 8,451,772
Buildings and improvements                                             12,375,974        12,368,563
Furniture, fixtures and equipment                                         348,796           349,107
Less: Accumulated depreciation                                         (4,839,919)       (4,703,648)
      Allowance for loss on impairment of assets                       (4,745,000)       (4,745,000)
                                                                      ------------     -------------
Property held for sale                                                 11,591,623        11,720,794
Cash and cash equivalents                                               1,204,097         1,008,091
Other assets                                                                3,611            13,148
                                                                      ------------     -------------
Total assets                                                          $12,799,331       $12,742,033
                                                                      ------------     -------------
                                                                      ------------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                          $   638,000       $   638,000
Accounts payable and accrued expenses                                     228,026           157,860
Accrued real estate taxes                                                 184,841           142,130
Deposits due to tenants                                                    95,880            95,365
Due to affiliates                                                          79,653            78,018
Unearned rental income                                                     33,772            32,944
                                                                      ------------     -------------
Total liabilities                                                       1,260,172         1,144,317
                                                                      ------------     -------------
Contingencies
Partners' capital
Limited partners (53,855 limited and equivalent units issued and
  outstanding)                                                         11,330,668        11,394,078
General partners                                                          208,491           203,638
                                                                      ------------     -------------
Total partners' capital                                                11,539,159        11,597,716
                                                                      ------------     -------------
Total liabilities and partners' capital                               $12,799,331       $12,742,033
                                                                      ------------     -------------
                                                                      ------------     -------------

            The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                             ---------------------
                                                                               1995         1994
--------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                $495,359     $477,340
Interest                                                                        6,512        4,005
Other                                                                           4,034        2,941
                                                                             --------     --------
                                                                              505,905      484,286
                                                                             --------     --------
EXPENSES
Property operating                                                            191,836      175,255
Depreciation and amortization                                                 136,271      130,402
General and administrative                                                     78,928       59,007
Real estate taxes                                                              72,881       47,550
Interest                                                                       11,740       13,121
                                                                             --------     --------
                                                                              491,656      425,335
                                                                             --------     --------
Net income                                                                   $ 14,249     $ 58,951
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $  3,571     $ 45,107
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $ 10,678     $ 13,844
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $    .07     $    .84
                                                                             --------     --------
                                                                             --------     --------

------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--September 30, 1995                      $11,394,078     $203,638     $11,597,716
Net income                                                       3,571       10,678          14,249
Distributions                                                  (66,981)      (5,825)        (72,806)
                                                           -----------     --------     -----------
Partners' capital--December 31, 1995                       $11,330,668     $208,491     $11,539,159
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------

            The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                           ------------------------
                                                                              1995          1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                        $  506,239     $ 488,772
Interest received                                                               6,512         4,005
Other income received                                                           4,034         2,941
Property operating expenses paid                                              (80,512)     (287,826)
Real estate taxes paid                                                        (30,170)      (20,273)
General and administrative expenses paid                                     (114,083)      (87,138)
Interest paid                                                                 (16,108)      (10,589)
                                                                           ----------     ---------
Net cash provided by operating activities                                     275,912        89,892
                                                                           ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                          (7,100)       (7,690)
                                                                           ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                            (72,806)     (145,611)
                                                                           ----------     ---------
Net increase (decrease) in cash and cash equivalents                          196,006       (63,409)
Cash and cash equivalents at beginning of period                            1,008,091       708,909
                                                                           ----------     ---------
Cash and cash equivalents at end of period                                 $1,204,097     $ 645,500
                                                                           ----------     ---------
                                                                           ----------     ---------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                 $   14,249     $  58,951
                                                                           ----------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                 136,271       130,402
Changes in:
Other assets                                                                    9,537        10,939
Accounts payable and accrued expenses                                          70,166      (141,426)
Accrued real estate taxes                                                      42,711        27,277
Due to affiliates                                                               1,635         3,256
Deposits due to tenants                                                           515           545
Unearned rental income                                                            828           (52)
                                                                           ----------     ---------
Total adjustments                                                             261,663        30,941
                                                                           ----------     ---------
Net cash provided by operating activities                                  $  275,912     $  89,892
                                                                           ----------     ---------
                                                                           ----------     ---------

             The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') as of December 31, 1995 and the results of its operations and its cash flows for the three months ended December 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1995.

B. Property Held for Sale

   Effective October 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 121, ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.'' Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its fair value. For properties that are held for sale, SFAS No. 121 states that they should be reported at the lower of carrying amount or fair value less costs to sell.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. Accordingly, effective December 15, 1995, the Partnership has reclassified its properties from held for use to held for sale and has ceased depreciating the properties. The adoption of SFAS No. 121 had no material effect on the results of operations or financial position of the Partnership during the quarter ended December 31, 1995.

C. Related Parties

   The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, property management (including direct management of the Partnership's unimproved properties), investor communications, printing and other administrative services. They receive reimbursement for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended December 31, 1995 and 1994 were approximately $29,000 and $20,000, respectively, and for affiliates of Messrs. George S. Watson and A. Starke Taylor, III, the individual General Partners, were approximately $24,000 and $1,250 for the three months ended December 31, 1995 and 1994, respectively.

   PBP and Messrs. Watson and Taylor own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, limited partner distributions per unit and net income per unit are calculated net of 270 equivalent limited partnership Units.

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at December 31, 1995.

D. Contingencies

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

   On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case. On August 9, 1995, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI.

E. Subsequent Event

   In February 1996, distributions of approximately $67,000 and $6,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended December 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   The Partnership owns and operates three office/showroom/warehouse facilities, three mini-storage complexes and one office facility, along with two parcels of undeveloped land. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. If acceptable bids are received by the Partnership, the Partnership will enter into agreements to sell the properties, subject to the approval of the limited partners owning a majority of the Units, as required by the Partnership Agreement. If such sales are approved and consummated, the Partnership will liquidate and distribute its assets to its partners. There can, of course, be no assurance that acceptable bids will be received or that any transactions will be consummated.

   During the three months ended December 31, 1995, the Partnership's cash and cash equivalents increased by approximately $196,000 to $1,204,000 due largely to cash flow from operations of the properties in excess of distributions and capital expenditures. Distributions of approximately $67,000 and $6,000 were paid to the limited partners and General Partners, respectively, during the three months ended December 31, 1995. These distributions were funded from property operations.

   The Partnership's ability to make future distributions to the partners and the amount of distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for capital improvements and the amount set aside for anticipated capital improvements. Capital improvements are currently budgeted at approximately $256,000 for calendar year 1996.

Results of Operations

   Average occupancies for the three months ended December 31, 1995 and 1994 were as follows:

                                             Three Months Ended
                                                December 31,
                                            --------------------
                                            1995           1994
----------------------------------------------------------------
Barrow Road                                  92.3%          90.9%
La Prada                                     93.3           89.0
Tulsa Peoria                                 90.8           82.6
Westheimer                                   74.9           77.5
Eastgate                                     95.3           97.6
Quail Valley                                 99.0          100.0
Mt. Holly                                    91.5           92.8

  (Occupancies are calculated by dividing occupied units by available units.)

   Net income decreased by approximately $45,000 for the three months ended December 31, 1995, as compared to the corresponding period in 1994 for the reasons discussed below.

   Rental income increased by approximately $18,000 for the three months ended December 31, 1995, as compared to the same period in fiscal 1994 primarily due to increased revenue at the Barrow Road and La Prada properties as a result of increased rental rates and average occupancies. Rental income at the remaining properties remained stable for the three months ended December 31, 1995 as compared to the same period in fiscal 1994.

   Property operating expenses increased by approximately $17,000 for the three months ended December 31, 1995, as compared to the same period in 1994 largely due to increases in property payroll costs and insurance expense.

   General and administrative expenses increased by approximately $20,000 for the three months ended December 31, 1995 as compared to the same period in 1994 due to higher costs of administering the Partnership and increased professional fees.

   Real estate taxes increased by approximately $25,000 for the three months ended December 31, 1995 as compared to the same period in 1994 due to tax refunds received in 1994 and higher actual bills received in December 1995 than had been estimated in the prior three quarters. Real estate taxes are accrued based on estimates during the year and adjusted to reflect actual tax bills during the quarter ended December 31.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

        Description:

        3.01 Amended and Restated Certificate and Agreement of Limited Partnership (filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference)

             3.02 Amendment to the Amended and Restated Certificate and
                  Agreement of Limited Partnership (filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1989 and incorporated herein by reference)

                  401 Certificate of Limited Partnership interest (filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference)

                      (b) Reports on Form 8-K--

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: February 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       10