Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1996-05-15
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                           75-1991528
- --------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

One Seaport Plaza, New York, NY                     10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       March 31,      September 30,
                                                                         1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                $11,621,767      $11,720,794
Cash and cash equivalents                                               1,119,258        1,008,091
Other assets                                                                1,989           13,148
                                                                      -----------     -------------
Total assets                                                          $12,743,014      $12,742,033
                                                                      -----------     -------------
                                                                      -----------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                          $   638,000      $   638,000
Accounts payable and accrued expenses                                     198,072          157,860
Accrued real estate taxes                                                 135,535          142,130
Deposits due to tenants                                                   101,677           95,365
Due to affiliates, net                                                     53,167           78,018
Unearned rental income                                                     27,163           32,944
                                                                      -----------     -------------
Total liabilities                                                       1,153,614        1,144,317
                                                                      -----------     -------------
Partners' capital
Limited partners (53,855 limited and equivalent units issued and
  outstanding)                                                         11,376,890       11,394,078
General partners                                                          212,510          203,638
                                                                      -----------     -------------
Total partners' capital                                                11,589,400       11,597,716
                                                                      -----------     -------------
Total liabilities and partners' capital                               $12,743,014      $12,742,033
                                                                      -----------     -------------
                                                                      -----------     -------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Six Months Ended          Three Months Ended
                                                          March 31,                  March 31,
                                                   -----------------------     ---------------------
                                                      1996          1995         1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                      $1,008,409     $959,804     $513,050     $482,464
Interest                                               12,862        8,266        6,350        4,261
Other                                                   7,546        7,129        3,512        4,188
                                                   ----------     --------     --------     --------
                                                    1,028,817      975,199      522,912      490,913
                                                   ----------     --------     --------     --------
EXPENSES
Property operating                                    369,190      350,850      177,353      175,596
General and administrative                            229,365      116,394      150,437       58,075
Real estate taxes                                     133,197      102,693       60,316       55,143
Depreciation                                          136,271      261,476           --      131,074
Interest                                               23,501       24,539       11,762       11,418
                                                   ----------     --------     --------     --------
                                                      891,524      855,952      399,868      431,306
                                                   ----------     --------     --------     --------
Net income                                         $  137,293     $119,247     $123,044     $ 59,607
                                                   ----------     --------     --------     --------
                                                   ----------     --------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                   $  116,771     $ 91,404     $113,200     $ 45,663
                                                   ----------     --------     --------     --------
                                                   ----------     --------     --------     --------
General partners                                   $   20,522     $ 27,843     $  9,844     $ 13,944
                                                   ----------     --------     --------     --------
                                                   ----------     --------     --------     --------
Net income per limited partnership unit            $     2.18     $   1.71     $   2.11     $    .85
                                                   ----------     --------     --------     --------
                                                   ----------     --------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--September 30, 1995                      $11,394,078     $203,638     $11,597,716
Net income                                                     116,771       20,522         137,293
Distributions                                                 (133,959)     (11,650)       (145,609)
                                                           -----------     --------     -----------
Partners' capital--March 31, 1996                          $11,376,890     $212,510     $11,589,400
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                              1996          1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                        $1,020,099     $ 958,276
Interest received                                                              12,862         8,266
Other income received                                                           7,546         7,129
Property operating expenses paid                                             (365,651)     (441,914)
Real estate taxes paid                                                       (139,792)     (174,443)
General and administrative expenses paid                                     (213,196)     (113,146)
Interest paid                                                                 (27,848)      (24,539)
                                                                           ----------     ---------
Net cash provided by operating activities                                     294,020       219,629
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (37,244)      (43,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (145,609)     (218,417)
                                                                           ----------     ---------
Net increase (decrease) in cash and cash equivalents                          111,167       (42,017)
Cash and cash equivalents at beginning of period                            1,008,091       708,909
                                                                           ----------     ---------
Cash and cash equivalents at end of period                                 $1,119,258     $ 666,892
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                 $  137,293     $ 119,247
                                                                           ----------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                  136,271       261,476
Changes in:
Other assets                                                                   11,159         4,770
Accounts payable and accrued expenses                                          40,212      (106,716)
Accrued real estate taxes                                                      (6,595)      (71,750)
Due to affiliates, net                                                        (24,851)       18,900
Deposits due to tenants                                                         6,312       (10,279)
Unearned rental income                                                         (5,781)        3,981
                                                                           ----------     ---------
Total adjustments                                                             156,727       100,382
                                                                           ----------     ---------
Net cash provided by operating activities                                  $  294,020     $ 219,629
                                                                           ----------     ---------
                                                                           ----------     ---------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') as of March 31, 1996 and the results of its operations for the six and three months ended March 31, 1996 and 1995, and its cash flows for the six months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties. Accordingly, effective December 31, 1995, the Partnership has reclassified its properties to held for sale and has ceased depreciating the properties for financial statement purposes only. Properties held for sale are recorded at the lower of the carrying amount or the estimated fair value less costs to sell.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six and three months ended March 31, 1996 were approximately $60,000 and $28,000, respectively. Similar costs for the six and three months ended March 31, 1995 were $54,000 and $34,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded $15,000 and $6,600 for the six and three months ended March 31, 1996, respectively. Similar costs for the six and three months ended March 31, 1995 were $2,500 and $1,250, respectively.

   PBP and the individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 270 units owned by PBP have been excluded from the calculation of net income per limited partner unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 253 limited partnership units at March 31, 1996.

C. Subsequent Event

   The unimproved property in Southlake, Texas (``Southlake'') was sold on April 25, 1996 for a gross sales price of $1,013,000 less costs to sell.

   In May 1996, distributions of approximately $67,000 and $6,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended March 31, 1996. Also in May 1996, a special distribution of approximately $1,000,000 was paid to the limited partners representing the net proceeds from the sale of Southlake.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates three office/showroom/warehouse facilities, three mini-storage complexes and one office facility, along with two parcels of undeveloped land. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. The Partnership is continuing the process of attempting to sell the properties held by the Partnership. However, there can be no assurances that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties.

   During the six months ended March 31, 1996, the Partnership's cash and cash equivalents increased by approximately $111,000 due to cash flow from property operations in excess of distributions and capital expenditures. Distributions made during the three months ended March 31, 1996 totaled approximately $73,000 of which $67,000 and $6,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from current and prior periods' property operations.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the six months ended March 31, 1996 and 1995 were as follows:

                                                                     March 31,
                                                                --------------------
Property                                                        1996           1995
- ------------------------------------------------------------------------------------
Barrow Road                                                      95.2%          90.3%
La Prada                                                         94.5           93.2
Tulsa Peoria                                                     95.2           91.1
Westheimer                                                       82.9           77.7
Eastgate                                                         95.8           98.0
Quail Valley                                                     99.6          100.0
Mt. Holly                                                        86.9           92.3
- ------------------------------------------------------------------------------------
(Average occupancy rates are calculated by averaging the monthly occupancies deter-
   mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income increased by approximately $18,000 and $63,000 for the six and three months ended March 31, 1996, respectively, as compared to the corresponding periods in 1995 primarily for the reasons discussed below.

   Rental income increased by approximately $49,000 and $31,000 for the six and three months ended March 31, 1996, respectively, as compared to the same periods in fiscal 1995 primarily due to increased revenue at the Barrow Road, La Prada and Westheimer properties as a result of increased rental rates and average occupancies. Rental income at the remaining properties remained relatively stable for the six and three months ended March 31, 1996 as compared to the same periods in 1995.

   Property operating expenses increased by approximately $18,000 and $2,000 for the six and three months ended March 31, 1996, respectively, as compared to the same periods in 1995 due to increases in property payroll costs and insurance expense partially offset by decreased repairs and maintenance expense at all properties except Tulsa Peoria and Mt. Holly.

   General and administrative expenses increased by approximately $113,000 and $92,000 for the six and three months ended March 31, 1996, respectively, as compared to the same periods in 1995. This variance
                                       7
was primarily due to increased professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the potential sale of the properties.

   Real estate taxes increased by approximately $31,000 and $5,000 for the six and three months ended March 31, 1996, respectively, as compared to the same periods in 1995. This was due to higher actual payments made during the first quarter of 1996 for 1995 taxes which were higher than had been accrued for in 1995 as well as a proportionate increase in tax accruals for 1996.

   Depreciation expense decreased by approximately $125,000 and $131,000, for the six and three months ended March 31, 1996, respectively, as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

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

        27.1 Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: May 15, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       10