Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1996-08-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                                                 75-1991528
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
 or organization)                                            Identification No.)

One Seaport Plaza, New York, NY                                       10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       June 30,       September 30,
                                                                         1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                $10,721,990      $11,720,794
Cash and cash equivalents                                               1,147,692        1,008,091
Other assets                                                               47,613           13,148
                                                                      -----------     -------------
Total assets                                                          $11,917,295      $12,742,033
                                                                      -----------     -------------
                                                                      -----------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                          $   638,000      $   638,000
Accounts payable and accrued expenses                                     318,462          157,860
Accrued real estate taxes                                                 175,581          142,130
Deposits due to tenants                                                   102,684           95,365
Due to affiliates, net                                                     99,110           78,018
Unearned rental income                                                     23,865           32,944
                                                                      -----------     -------------
Total liabilities                                                       1,357,702        1,144,317
                                                                      -----------     -------------
Partners' capital
Limited partners (53,855 limited and equivalent units issued and
  outstanding)                                                         10,349,475       11,394,078
General partners                                                          210,118          203,638
                                                                      -----------     -------------
Total partners' capital                                                10,559,593       11,597,716
                                                                      -----------     -------------
Total liabilities and partners' capital                               $11,917,295      $12,742,033
                                                                      -----------     -------------
                                                                      -----------     -------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Nine Months Ended          Three Months Ended
                                                         June 30,                    June 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,510,354     $1,461,017     $501,945     $501,213
Interest                                             20,797         12,784        7,935        4,518
Other                                                11,326         10,941        3,779        3,812
                                                 ----------     ----------     --------     --------
                                                  1,542,477      1,484,742      513,659      509,543
                                                 ----------     ----------     --------     --------
EXPENSES
Property operating                                  541,624        516,180      172,435      165,330
General and administrative                          479,311        178,625      249,945       62,231
Real estate taxes                                   184,457        154,859       51,260       52,166
Depreciation                                        136,271        394,548           --      133,072
Interest                                             20,624         37,022       (2,877)      12,483
                                                 ----------     ----------     --------     --------
                                                  1,362,287      1,281,234      470,763      425,282
                                                 ----------     ----------     --------     --------
Net income                                       $  180,190     $  203,508     $ 42,896     $ 84,261
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  156,236     $  159,609     $ 39,464     $ 68,205
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $   23,954     $   43,899     $  3,432     $ 16,056
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $     2.92     $     2.98     $    .74     $   1.27
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--September 30, 1995                      $11,394,078     $203,638     $11,597,716
Net income                                                     156,236       23,954         180,190
Distributions                                               (1,200,839)     (17,474)     (1,218,313)
                                                           -----------     --------     -----------
Partners' capital--June 30, 1996                           $10,349,475     $210,118     $10,559,593
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,474,128     $1,486,748
Interest received                                                             20,797         12,784
Other income received                                                         11,326         10,941
Property operating expenses paid                                            (525,474)      (639,170)
Real estate taxes paid                                                      (151,006)      (183,224)
General and administrative expenses paid                                    (294,778)      (197,173)
Interest paid                                                                (39,612)       (37,022)
                                                                          ----------     ----------
Net cash provided by operating activities                                    495,381        453,884
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of land                                             1,000,000             --
Property improvements                                                       (137,467)       (74,273)
                                                                          ----------     ----------
Net cash provided by (used in) investing activities                          862,533        (74,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                            (1,218,313)      (291,227)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                         139,601         88,384
Cash and cash equivalents at beginning of period                           1,008,091        708,909
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $1,147,692     $  797,293
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  180,190     $  203,508
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                 136,271        394,548
Changes in:
Other assets                                                                 (34,465)        10,536
Accounts payable and accrued expenses                                        160,602       (145,354)
Accrued real estate taxes                                                     33,451        (28,365)
Due to affiliates, net                                                        21,092          3,816
Deposits due to tenants                                                        7,319         16,344
Unearned rental income                                                        (9,079)        (1,149)
                                                                          ----------     ----------
Total adjustments                                                            315,191        250,376
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  495,381     $  453,884
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') as of June 30, 1996 and the results of its operations for the nine and three months ended June 30, 1996 and 1995, and its cash flows for the nine months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of substantially all the Partnership's properties for an aggregate sales price of $11,050,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions (including direct management of the Partnership's unimproved property), asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended June 30, 1996 and 1995 were approximately $96,000 and $66,000, respectively, and for the three months ended June 30, 1996 and 1995, were approximately $35,000 and $12,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $24,000 and $4,000 for the nine months ended June 30, 1996 and 1995, respectively and for the three months ended June 30, 1996 and 1995 recorded approximately $18,000 and $1,000, respectively.

   PBP and the two individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 270 units owned by PBP have been excluded from the calculation of net income per limited partnership unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 253 limited partnership units at June 30, 1996.

C. Subsequent Event

   In August 1996, distributions of approximately $67,000 and $6,000 were paid to the limited partners and the General Partners, respectively, for the quarter ended June 30, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates three office/showroom/warehouse facilities, three mini-storage complexes and one office facility, along with one parcel of undeveloped land. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all of the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of substantially all the Partnership's properties for an aggregate sales price of $11,050,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments. The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

   During the nine months ended June 30, 1996, the Partnership's cash and cash equivalents increased by approximately $140,000 due to cash flow from property operations and net proceeds from the sale of land in excess of distributions to partners and capital expenditures. Distributions made during the three months ended June 30, 1996 totaled approximately $1,073,000 of which $1,067,000 and $6,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from current property operations and from the net proceeds of approximately $1,000,000 from the sale of the Southlake, Texas unimproved land in April 1996.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the nine months ended June 30, 1996 and 1995 were as follows:

                                                                      June 30,
                                                                --------------------
Property                                                        1996           1995
- ------------------------------------------------------------------------------------
Barrow Road                                                      95.0%          90.3%
La Prada                                                         94.7           95.3
Tulsa Peoria                                                     94.8           91.1
Westheimer                                                       85.6           78.4
Eastgate                                                         93.2           98.6
Quail Valley                                                     99.7          100.0
Mt. Holly                                                        88.4           92.1
- ------------------------------------------------------------------------------------
(Average occupancy rates are calculated by averaging the monthly occupancies deter-
   mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income decreased by approximately $23,000 and $41,000 for the nine and three months ended June 30, 1996, as compared to the corresponding periods in fiscal 1995 primarily for the reasons discussed below.

   Rental income increased by approximately $49,000 for the nine months ended June 30, 1996, as compared to the same period in fiscal 1995 (the three month comparable periods were similar.) The nine month increase was primarily due to increased revenue at the Barrow Road, La Prada and Westheimer properties as a result of increased rental rates and average occupancies, principally during the first and second quarters. Rental income at the remaining properties remained relatively stable for the nine and three months ended June 30, 1996 as compared to the same periods in fiscal 1995.

   Property operating expenses increased by approximately $25,000 and $7,000 for the nine and three months ended June 30, 1996, as compared to the same periods in fiscal 1995 due to increases in property payroll, utilities and insurance expenses.

   General and administrative expenses increased by approximately $301,000 and $188,000 for the nine and three months ended June 30, 1996, as compared to the same periods in fiscal 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the sale of the properties.

   Real estate taxes increased by approximately $30,000 and were essentially flat for the nine and three months ended June 30, 1996, as compared to the same periods in fiscal 1995. This was due to higher actual payments made during the first quarter of 1996 for 1995 taxes which were higher than had been accrued for in 1995 as well as a proportionate increase in tax accruals for 1996.

   Depreciation expense decreased by approximately $258,000 and $133,000 for the nine and three months ended June 30, 1996, as compared to the corresponding periods in fiscal 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and, therefore, no depreciation expense has been recorded for the six months ended June 30, 1996.

   Interest expense decreased in the nine and three months ended June 30, 1996 by approximately $16,000 and $15,000. This was due to the negative cash flow caused by capital improvements on the Eastgate property which, in turn, reduced the interest on the note payable in the third quarter of fiscal 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits and Reports on Form 8-K

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

       (b) Reports on Form 8-K

          Registrant's Current Report on Form 8-K dated June 14, 1996, as filed with the Securities and Exchange Commission on June 20, 1996, relating to Item 5 regarding the Registrant's entering into a contract of sale for substantially all of the Registrant's properties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: August 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant