Form 10-K
period 1996-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1996-12-27
CIK 759726

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 1996

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

Title of Each Class                   Name of Each Exchange on which Registered
      None                                            None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the fiscal year ended September 30, 1996 is incorporated by reference into Parts I, II, III and IV of this Annual Report on Form 10-K

                                       Index to exhibits can be found on page 9.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                           PAGE
Item 1      Business........................................................................        3
Item 2      Properties......................................................................        4
Item 3      Legal Proceedings...............................................................        4
Item 4      Submission of Matters to a Vote of Limited Partners.............................        5
PART II
Item 5      Market for the Registrant's Units and Related Limited Partner Matters...........        5
Item 6      Selected Financial Data.........................................................        5
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................        6
Item 8      Financial Statements and Supplementary Data.....................................        6
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................        6
PART III
Item 10     Directors and Executive Officers of the Registrant..............................        6
Item 11     Executive Compensation..........................................................        7
Item 12     Security Ownership of Certain Beneficial Owners and Management..................        7
Item 13     Certain Relationships and Related Transactions..................................        8
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            Financial Statements and Financial Statement Schedules..........................        9
            Exhibits........................................................................        9
            Reports on Form 8-K.............................................................        9
Signatures..................................................................................       14

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

   In accordance with the Consent Statement dated September 17, 1996, the Registrant's limited partners approved the sale to Public Storage, Inc., the property manager of the Registrant's properties, of all seven miniwarehouse/office warehouse facilities owned by the Registrant. The properties were sold to Public Storage, Inc. on October 31, 1996. The Registrant received, in cash, gross sales proceeds of $11,050,000 reduced by certain selling expenses and pro-rations of approximately $373,000. The sales proceeds were also reduced by the payment to third parties of $644,000 representing the principal and accrued interest on the Registrant's note payable secured by three of the properties sold to Public Storage, Inc. The gross sales price was in excess of the appraised value of the properties.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to sell its remaining land parcel and liquidate in 1997 and will distribute any remaining funds at such time.

   For more information regarding the Registrant's properties, see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Limited Partners for the year ended September 30, 1996 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

   For the years ended September 30, 1996, 1995 and 1994, respectively, the following improved properties' rental revenues exceeded 15% of the Registrant's total revenue:

                          1996        1995        1994
                          -----       -----       -----
Barrow Road                19.4%       18.4%       18.3%

   No tenant accounted for 10% or more of the total revenues for any of the three years in the period ended September 30, 1996.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), George S. Watson and A. Starke Taylor, III (collectively, the ``General Partners''). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. The General Partners and/or their affiliates receive compensation and reimbursement of expenses in connection with such activities as described in Section 11.7 of the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of September 30, 1996 the Registrant owned the following properties:

                                       Average Occupancy
                                         Rates for the
                                           Year Ended                                       Average Monthly
                                         September 30,           Land        Rentable        Rental Rates
         Property Location                  1996 (1)          (in acres)      Units            Per Unit
-----------------------------------    ------------------     ----------     --------    ---------------------
IMPROVED PROPERTIES
Barrow Road (Little Rock, AR)                   94%               5.3617
  Office/warehouse                                                                 38        $200 - $  500
  Office/showroom                                                                  15        $300 - $  640
  Mini-storage                                                                    110        $ 50 - $  132
  Retail                                                                           12        $400 - $  500
                                                                             --------
                                                                                  175
                                                                             --------
La Prada (Mesquite, TX)                         95                8.6330
  Office/warehouse                                                                 52        $350 - $  500
  Office                                                                           10        $125 - $  500
  Office/showroom                                                                   8        $350 - $  500
                                                                             --------
                                                                                   70
                                                                             --------
Tulsa Peoria (Tulsa, OK)                        95                3.2330
  Office/warehouse                                                                 65        $150 - $  500
  Mini-storage                                                                     78        $ 40 - $  155
                                                                             --------
                                                                                  143
                                                                             --------
Westheimer (Houston, TX)                        87                3.5757
  Office/warehouse                                                                 20        $350 - $  675
  Mini-storage                                                                    326        $ 15 - $  147
                                                                             --------
                                                                                  346
                                                                             --------
Eastgate (Garland, TX)                          94                2.9000
  Office                                                                           14        $900 - $2,900
                                                                             --------
Quail Valley (Missouri City, TX)                99                4.3710
  Office/warehouse                                                                 35        $475 - $1,100
                                                                             --------
Mt. Holly (Mt. Holly, NJ)                       90                4.0080
  Mini-storage                                                                    403        $ 40 - $  160
                                                                             --------
UNIMPROVED PROPERTIES
I-35/I-20 (Dallas, TX)                         N/A               18.6873         None
                                                              ----------     --------
                                                                 50.7697        1,186
                                                              ----------     --------
                                                              ----------     --------
--------------------------------------------------------------------------------------------------------------

(1) Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.

   All of the foregoing Improved Properties were sold to Public Storage, Inc. on October 31, 1996 as more fully described in Item 1. For additional information describing the Registrant's properties, see Supplementary Schedule III-Real Estate and Accumulated Depreciation on page 12 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   Pursuant to the Consent Statement dated September 17, 1996, the limited partners of the Registrant approved the sale to Public Storage, Inc. of substantially all of the assets of the Registrant and the liquidation and dissolution of the Registrant. The vote was 33,302 Units or 62.5% in favor, 1,075 Units or 2.0% against and 627 Units or 1.2% abstaining.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of December 13, 1996, there were 3,242 holders of record owning 53,855 Units, inclusive of 270, 135, and 135 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and, in light of the pending liquidation of the Partnership, it is not expected that one will develop in the future. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified fiscal quarter.

Quarter Ended       1996      1995
----------------    -----     -----
December 31         $1.25     $1.25
March 31             1.25      1.25
June 30              1.25      1.25
September 30           --      1.25

   These distributions for the years ended September 30, 1996 and 1995 were made from cash generated by the operations of the Registrant's properties.

   A special distribution of $18.66 per Unit was paid to Unitholders in May 1996 relating to the net proceeds from the sale of certain undeveloped land.

   In addition, a distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net proceeds from the sale of substantially all the Registrant's assets reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to sell its remaining land parcel and liquidate in 1997 and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                     Year ended September 30,
                              -----------------------------------------------------------------------
                                 1996           1995           1994           1993           1992
                              -----------    -----------    -----------    -----------    -----------
Total revenues                $ 2,052,890    $ 1,987,378    $ 1,919,960    $ 1,856,624    $ 1,819,136
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Net income (loss)             $   338,634    $(1,733,919)   $   237,617    $   246,181    $(2,539,656)
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Net income (loss) per
  limited partnership unit    $      5.64    $    (33.07)   $      3.40    $      3.55    $    (47.88)
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Total assets                  $11,921,654    $12,742,033    $14,903,764    $15,281,959    $15,769,943
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Note payable                  $   638,000    $   638,000    $   638,000    $   638,000    $   638,000
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Total distributions           $ 1,291,124    $   364,033    $   654,082    $   715,309    $   943,060
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
Limited partner
  distributions per Unit      $     23.66    $      6.25    $     11.23    $     12.28    $     16.19
                              -----------    -----------    -----------    -----------    -----------
                              -----------    -----------    -----------    -----------    -----------
-----------------------------------------------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

   The Registrant, the Registrant's General Partners, PBP's directors and executive officers and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such General Partners, executive officers, directors and other persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners, PBP's directors and executive officers and other persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Brian J. Martin                 Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   BRIAN J. MARTIN, age 46, is a Vice President of PBP. He is a Senior Vice President of PSI, which he joined in 1980. Mr. Martin is a Manager in the Specialty Finance Asset Management Group and also serves in various capacities for certain other affiliated companies. Mr. Martin is a member of the Pennsylvania Bar.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Individual General Partners

   George S. Watson, age 56, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 53, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas' 10 most outstanding young business leaders.

   The two individual General Partners are not related.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to either individual General Partner or to directors and officers of the Managing General Partner for their services. Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See also
Item 13 Certain Relationships and Related Transactions for information regarding reimbursement to the General Partners for services provided to the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of December 13, 1996, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of December 13, 1996, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received ``equivalent units'' entitling them to participate in the distributions to the limited partners and in the Registrant's profits
                                       7
and losses in the same proportion that their capital contributions as holders of ``equivalent units'' bear to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of December 13, 1996, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the individual General Partners or the directors or officers of the Managing General Partner.

   Reference is made to Notes A and E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                             Page in
                                                                                          Annual Report
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Financial Statements and Independent Auditors' Report--Incorporated by
           reference to Registrant's Annual Report which is filed as an exhibit hereto
           Independent Auditors' Report                                                         2
           Financial Statements:
           Statements of Financial Condition--September 30, 1996 and 1995                       3
           Statements of Operations--Three years ended September 30, 1996                       4
           Statements of Changes in Partners' Capital--Three years ended September 30,
           1996                                                                                 5
           Statements of Cash Flows--Three years ended September 30, 1996                       6
           Notes to Financial Statements                                                        7
        2. Financial Statement Schedules and Independent Auditors' Report on Schedules
           Independent Auditors' Report on Schedules
           Schedules:
           II--Valuation and Qualifying Accounts and Reserves--Three years ended
           September 30, 1996
           III--Real Estate and Accumulated Depreciation at September 30, 1996
           Notes to Schedule III--Real Estate and Accumulated Depreciation
           All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
        3. Exhibits
           Description:
           3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                (1)
           3.02 Amendment to the Amended and Restated Certificate and Agreement of
                Limited Partnership (2)
           4.01 Certificate of Limited Partnership Interest (1)
           13.01 Annual Report for the year ended September 30, 1996 (filed herewith).
           (With the exception of the information and data incorporated by reference in
                 Items 1, 6, 7, 8 and 13 of this Annual Report on Form 10-K, no other information or data appearing in the 1996 Annual Report to Limited
                 Partners is to be deemed filed as part of this report.)
           27    Financial Data Schedule
(b)        Reports on Form 8-K--None

------------------

(1) Filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.

                            CONSENT OF INDEPENDENT AUDITORS


To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-3

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-3 of our report dated November 22, 1996, included in the 1996 Annual Report to Limited Partners of Prudential-Bache/Watson & Taylor, Ltd.-3.

Our audit also included the financial statement schedules of Prudential-Bache/Watson & Taylor Ltd.-3 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP

New York, New York
December 26, 1996

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions-Amounts
  Year Ended          Balance at          Additions-Amounts       Written-off During      Balance at
 September 30      Beginning of Year     Reserved During Year            Year            End of Year
---------------    -----------------     --------------------     ------------------     ------------
     1994             $ 2,745,000                     --                       --         $2,745,000
     1995             $ 2,745,000             $2,000,000(2)                    --         $4,745,000
     1996             $ 4,745,000                     --             $  (343,503)         $4,401,497(1)

--------------------------------------------------------------------------------

(1) Shown as a direct reduction of carrying value of properties.

(2) Based upon estimated amounts recoverable through future operations and ultimate disposition of the properties and a reduced holding period until the properties are disposed of, an additional allowance for loss on impairment of assets of $2,000,000 was recorded as of September 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1996

                                                                                     Gross amount at which carried at
                                                                                              close of period
                                                                        -----------------------------------------------------------
                                                           Costs                                          Permanent
                                                        capitalized                                     writedown of
                              Initial cost to              (sold)                                       impaired as-
                                Registrant             subsequent to                                    sets and ac-
                       -----------------------------    acquisition                                       cumulated
                                       Buildings       --------------                   Buildings       depreciation       Total
Description (NOTE C)      Land      and Improvements    Improvements       Land      and Improvements   (NOTES A & B)    (NOTE A)
---------------------  ----------   ----------------   --------------   ----------   ----------------   -------------   -----------
IMPROVED PROPERTIES:
Barrow Road
Little Rock, Arkansas  $  855,013      $       --       $  2,917,238    $  861,681     $  2,910,570      $ 1,183,358    $ 2,588,893
La Prada
Mesquite, Texas         1,115,034              --          2,337,450     1,123,319        2,329,165        2,110,636      1,341,848
Tulsa Peoria
Tulsa, Oklahoma           271,869         558,438          1,406,574       275,613        1,961,268        1,038,398      1,198,483
Westheimer
Houston, Texas            866,561         488,841          1,118,585       872,985        1,601,002        1,008,663      1,465,324
Eastgate
Garland, Texas            730,000       1,070,000            205,030       730,000        1,275,030          419,895      1,585,135
Quail Valley
Missouri City, Texas      375,000       1,125,000             98,885       375,000        1,223,885          400,318      1,198,567
Mt. Holly
Mt. Holly, New Jersey     260,000       1,583,521             21,163       260,000        1,604,684          745,477      1,119,207
UNIMPROVED
PROPERTIES:
I-820/377
Haltom City, Texas      1,100,465              --        (1,100,465)            --               --               --             --
I-35/I-20
Dallas, Texas           2,583,194              --             26,477     2,609,671               --        2,334,671        275,000
Southlake
Southlake, Texas        1,670,925              --        (1,670,925)            --               --               --             --
                       ----------   ----------------   --------------   ----------   ----------------   -------------   -----------
                TOTAL  $9,828,061      $4,825,800       $  5,360,012    $7,108,269     $ 12,905,604      $ 9,241,416    $10,772,457
                       ----------   ----------------   --------------   ----------   ----------------   -------------   -----------
                       ----------   ----------------   --------------   ----------   ----------------   -------------   -----------
-----------------------------------------------------------------------------------------------------------------------------------
                                                    See notes on following page


                                                 Life on which
                                                  depreciation
                                                   in latest
                                                     income
                         Date of        Date       statement
Description (NOTE C)   construction   acquired    is computed
---------------------  ------------   --------   --------------
IMPROVED PROPERTIES:
Barrow Road
Little Rock, Arkansas      1985         1985      5 to 25 years
La Prada
Mesquite, Texas            1985         1985      5 to 25 years
Tulsa Peoria
Tulsa, Oklahoma            1985         1985      5 to 25 years
Westheimer
Houston, Texas             1985         1985      5 to 25 years
Eastgate
Garland, Texas               --         1988      5 to 25 years
Quail Valley
Missouri City, Texas         --         1988      5 to 25 years
Mt. Holly
Mt. Holly, New Jersey        --         1989      5 to 25 years
UNIMPROVED
PROPERTIES:
I-820/377
Haltom City, Texas           --         1985                N/A
I-35/I-20
Dallas, Texas                --         1985                N/A
Southlake
Southlake, Texas             --         1985                N/A

                TOTAL

------------------------------------------------------------------------------


                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               September 30, 1996

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE
                                                                   Year ended September 30,
                                                           -----------------------------------------
                                                              1996           1995           1994
                                                           -----------    -----------    -----------
Balance at beginning of period..........................   $21,169,442    $21,059,431    $20,971,114
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale...    (4,839,919)            --             --
Allocation of allowance for loss on impairment of assets
  against the carrying amount of the properties based
  upon the reclassification of the properties as held
  for sale..............................................    (4,401,497)            --             --
Deletions during the period.............................    (1,343,503)            --             --
Additions during the period.............................       187,934        110,011         88,317
                                                           -----------    -----------    -----------
Balance at close of period..............................   $10,772,457    $21,169,442    $21,059,431
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

   The deletions for the year ended September 30, 1996 resulted from the sale of certain undeveloped land located in Southlake, Texas.

   The aggregate cost of land, buildings and improvements, and furniture and fixtures for Federal income tax purposes for the tax year ended September 30, 1996 was $20,546,210.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION
                                                                   Year ended September 30,
                                                           -----------------------------------------
                                                              1996           1995           1994
                                                           -----------    -----------    -----------
Balance at beginning of period..........................   $ 4,703,648    $ 4,174,673    $ 3,653,135
Depreciation during the period charged to
  expense...............................................       136,271        528,975        521,538
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale...    (4,839,919)            --             --
                                                           -----------    -----------    -----------
Balance at close of period..............................   $        --    $ 4,703,648    $ 4,174,673
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

   Effective December 31, 1995, the Registrant reclassified its properties from held for use to held for sale and ceased depreciating the properties for financial statement purposes.

NOTE C--The Eastgate, Quail Valley and Mt. Holly properties were pledged as collateral for the
       Registrant's $638,000 promissory note. See Note A and Note D of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3


By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                           Date: December 27, 1996
     -----------------------------------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner
    By: /s/ Thomas F. Lynch                            Date: December 27, 1996
    ------------------------------------------------------------------
    Thomas F. Lynch
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director
    By: /s/ Barbara J. Brooks                          Date: December 27, 1996
    ------------------------------------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    By: /s/ Eugene D. Burak                            Date: December 27, 1996
    ------------------------------------------------------------------
    Eugene D. Burak
    Vice President
    By: /s/ Frank W. Giordano                          Date: December 27, 1996
    ------------------------------------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                           Date: December 27, 1996
    ------------------------------------------------------------------
    Nathalie P. Maio
    Director