Form 10-Q
period 1996-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1997-02-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1996

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                               DECEMBER 31, 1996
                          (in process of liquidation)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $ 1,300,415
Property held for sale                                                                    275,000
Other assets                                                                               16,510
                                                                                      -----------
Total assets                                                                            1,591,925
                                                                                      -----------
LIABILITIES
Estimated liquidation costs                                                               264,000
Accrued expenses                                                                           85,233
Due to affiliates                                                                         100,665
                                                                                      -----------
Total liabilities                                                                         449,898
                                                                                      -----------
Net assets                                                                            $ 1,142,027
                                                                                      -----------
                                                                                      -----------
Limited and equivalent partnership units issued and outstanding                            53,855
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------

                        STATEMENT OF FINANCIAL CONDITION
                               SEPTEMBER 30, 1996
                             (going concern basis)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                                $10,772,457
Cash and cash equivalents                                                               1,139,947
Other assets                                                                                9,250
                                                                                      -----------
Total assets                                                                          $11,921,654
                                                                                      -----------
                                                                                      -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                                          $   638,000
Accounts payable and accrued expenses                                                     314,401
Accrued real estate taxes                                                                 135,671
Deposits due to tenants                                                                   104,957
Due to affiliates                                                                          59,144
Unearned rental income                                                                     24,255
                                                                                      -----------
Total liabilities                                                                       1,276,428
                                                                                      -----------
Partners' capital
Limited partners (53,855 limited and equivalent units issued and outstanding)          10,428,257
General partners                                                                          216,969
                                                                                      -----------
Total partners' capital                                                                10,645,226
                                                                                      -----------
Total liabilities and partners' capital                                               $11,921,654
                                                                                      -----------
                                                                                    -----------
-------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                       STATEMENT OF CHANGES IN NET ASSETS
                           FOR THE THREE MONTHS ENDED
                               DECEMBER 31, 1996
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation, October 1, 1996                 $10,428,257     $216,969     $10,645,226
Gain on sale of properties                                     327,104        3,304         330,408
Net loss from liquidating activities                          (186,424)      (1,883)       (188,307)
Distributions                                               (9,645,300)          --      (9,645,300)
                                                           -----------     --------     -----------
Net assets in liquidation, December 31, 1996               $   923,637     $218,390     $ 1,142,027
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                               DECEMBER 31, 1995
                             (going concern basis)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                            $495,359
Interest                                                                                    6,512
Other                                                                                       4,034
                                                                                         --------
                                                                                          505,905
                                                                                         --------
EXPENSES
Property operating                                                                        191,836
Depreciation                                                                              136,271
General and administrative                                                                 78,928
Real estate taxes                                                                          72,881
Interest                                                                                   11,740
                                                                                         --------
                                                                                          491,656
                                                                                         --------
Net income                                                                               $ 14,249
                                                                                         --------
                                                                                         --------
ALLOCATION OF NET INCOME
Limited partners                                                                         $  3,571
                                                                                         --------
                                                                                         --------
General partners                                                                         $ 10,678
                                                                                         --------
                                                                                         --------
Net income per limited partnership unit                                                  $    .07
                                                                                         --------
                                                                                         --------
-------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                               DECEMBER 31, 1995
                             (going concern basis)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                    $  506,239
Interest received                                                                           6,512
Other income received                                                                       4,034
Property operating expenses paid                                                          (80,512)
Real estate taxes paid                                                                    (30,170)
General and administrative expenses paid                                                 (114,083)
Interest paid                                                                             (16,108)
                                                                                       ----------
Net cash provided by operating activities                                                 275,912
                                                                                       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                      (7,100)
                                                                                       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                            (72,806)
                                                                                       ----------
Net increase in cash and cash equivalents                                                 196,006
Cash and cash equivalents at beginning of period                                        1,008,091
                                                                                       ----------
Cash and cash equivalents at end of period                                             $1,204,097
                                                                                       ----------
                                                                                       ----------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                             $   14,249
                                                                                       ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                              136,271
Changes in:
Other assets                                                                                9,537
Accounts payable and accrued expenses                                                      70,166
Accrued real estate taxes                                                                  42,711
Due to affiliates                                                                           1,635
Deposits due to tenants                                                                       515
Unearned rental income                                                                        828
                                                                                       ----------
Total adjustments                                                                         261,663
                                                                                       ----------
Net cash provided by operating activities                                              $  275,912
                                                                                       ----------
                                                                                       ----------
-------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements for the period ended December 31, 1996 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the ``Partnership'') first adopted the liquidation basis of accounting as of October 1, 1996. (See below.)

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1996.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 13, 1996, the Partnership entered into a contract with Public Storage, Inc., the property manager of the Partnership's properties, for the sale of substantially all the Partnership's properties. This sale was subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all seven miniwarehouse/office warehouse facilities owned by the Partnership. The properties were sold to Public Storage, Inc. on October 31, 1996. The Partnership received, in cash, gross sales proceeds of $11,050,000 reduced by certain selling expenses and pro-rations of approximately $373,000. The sales proceeds were also reduced by the payment to third parties of $644,000 representing the principal and accrued interest on the Partnership's note payable secured by three of the properties sold to Public Storage, Inc. The gross sales price was in excess of the appraised value of the properties and resulted in a gain on sale of $330,408 for financial reporting purposes.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to sell its remaining land parcel (carrying amount of $275,000 at December 31, 1996) and liquidate in 1997 and will distribute any remaining funds at such time.

   As a result of the Partnership adopting the liquidation basis of accounting effective October 1, 1996, the net assets of the Partnership at December 31, 1996 are stated at liquidation value, i.e., the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements.

B. Net Loss From Liquidating Activities

   Net loss from liquidating activities is comprised as follows:

                    Rental and other income                $ 191,115
                                                           ---------
                    Property operating expenses               87,747
                    General and administrative expenses       27,675
                    Estimated liquidation expenses           264,000
                                                           ---------
                                                             379,422
                                                           ---------
                    Net loss from liquidating
                    activities                             $(188,307)
                                                           ---------
                                                           ---------

C. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved property), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended December 31, 1995 were approximately $29,000.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $24,000 for the three months ended December 31, 1995.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $138,000 as of December 31, 1996.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at December 31, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved the sale to Public Storage, Inc. of all seven miniwarehouse/office warehouse facilities owned by the Partnership. The properties were sold to Public Storage, Inc. on October 31, 1996. The Partnership received, in cash, gross sales proceeds of $11,050,000 reduced by certain selling expenses and pro-rations of approximately $373,000. The sales proceeds were also reduced by the payment to third parties of $644,000 representing the principal and accrued interest on the Partnership's note payable secured by three of the properties sold to Public Storage, Inc. The gross sales price was in excess of the appraised value of the properties and resulted in a gain on sale of $330,408 for financial reporting purposes.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to sell its remaining land parcel (carrying amount of $275,000 at December 31, 1996) and liquidate in 1997 and will distribute any remaining funds at such time. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting as of October 1, 1996 and the sale of substantially all of the Partnership properties, there is no management discussion comparing the corresponding 1996 and 1995 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

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

             27.1 Financial Data Schedule (filed herewith)

              (b) Reports on Form 8-K

          Registrant's Current Report on Form 8-K dated October 31, 1996, as filed with the Securities and Exchange Commission on November 12, 1996,
      relating to Item 2 regarding the Registrant's sale of substantially all of the Registrant's properties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: February 14, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       9