Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1997-05-15
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                           75-1991528
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)   (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, NY                 10292-0116
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                                       March 31,
                                                                                         1997
-------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $ 1,125,372
Property held for sale                                                                    275,000
                                                                                      -----------
Total assets                                                                            1,400,372
                                                                                      -----------
LIABILITIES
Estimated liquidation costs                                                               248,219
Other liabilities                                                                          16,216
                                                                                      -----------
Total liabilities                                                                         264,435
                                                                                      -----------
Contingencies
Net assets available to limited and general partners                                  $ 1,135,937
                                                                                      -----------
                                                                                      -----------
Limited and equivalent partnership units issued and outstanding                            53,855
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation, October 1, 1996                 $10,428,257     $216,969      10,645,226
Gain on sale of properties                                     327,104        3,304         330,408
Net loss from liquidating activities                          (186,424)      (1,883)       (188,307)
Distributions                                               (9,645,300)       --         (9,645,300)
                                                           -----------     --------     -----------
Net assets in liquidation, December 31, 1996               $   923,637     $218,390     $ 1,142,027
Changes in estimated liquidation values of assets and
  liabilities                                                   (6,029)         (61)         (6,090)
                                                           -----------     --------     -----------
Net assets in liquidation, March 31, 1997                  $   917,608     $218,329     $ 1,135,937
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                        Six Months     Three Months
                                                                          Ended           Ended
                                                                        March 31,       March 31,
                                                                           1996            1996
---------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                           $1,008,409       $513,050
Interest                                                                    12,862          6,350
Other                                                                        7,546          3,512
                                                                        ----------     ------------
                                                                         1,028,817        522,912
                                                                        ----------     ------------
EXPENSES
Property operating                                                         369,190        177,353
General and administrative                                                 229,365        150,437
Real estate taxes                                                          133,197         60,316
Depreciation                                                               136,271             --
Interest                                                                    23,501         11,762
                                                                        ----------     ------------
                                                                           891,524        399,868
                                                                        ----------     ------------
Net income                                                              $  137,293       $123,044
                                                                        ----------     ------------
                                                                        ----------     ------------
ALLOCATION OF NET INCOME
Limited partners                                                        $  116,771       $113,200
                                                                        ----------     ------------
                                                                        ----------     ------------
General partners                                                        $   20,522       $  9,844
                                                                        ----------     ------------
                                                                        ----------     ------------
Net income per limited partnership unit                                 $     2.18       $   2.11
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                       Six Months
                                                                                         Ended
                                                                                       March 31,
                                                                                          1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                    $1,020,099
Interest received                                                                          12,862
Other income received                                                                       7,546
Property operating expenses paid                                                         (365,651)
Real estate taxes paid                                                                   (139,792)
General and administrative expenses paid                                                 (213,196)
Interest paid                                                                             (27,848)
                                                                                       ----------
Net cash provided by operating activities                                                 294,020
                                                                                       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                     (37,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                           (145,609)
                                                                                       ----------
Net increase (decrease) in cash and cash equivalents                                      111,167
Cash and cash equivalents at beginning of period                                        1,008,091
                                                                                       ----------
Cash and cash equivalents at end of period                                             $1,119,258
                                                                                       ----------
                                                                                       ----------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                             $  137,293
                                                                                       ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                              136,271
Changes in:
Other assets                                                                               11,159
Accounts payable and accrued expenses                                                      40,212
Accrued real estate taxes                                                                  (6,595)
Due to affiliates                                                                         (24,851)
Deposits due to tenants                                                                     6,312
Unearned rental income                                                                     (5,781)
                                                                                       ----------
Total adjustments                                                                         156,727
                                                                                       ----------
Net cash provided by operating activities                                              $  294,020
                                                                                       ----------
                                                                                       ----------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $15,000 and $6,000 for the six and three months ended March 31, 1996, respectively, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $131,000 as of March 31, 1997.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at March 31, 1997.

C. Contingencies

   On March 5, 1997, a lawsuit captioned Madison Partnership Liquidity Investors VIII, LLC ('Madison') v. Prudential-Bache Properties, Inc. was filed in the Court of Chancery in the State of Delaware. The suit alleges a breach of contract with Madison and a breach of fiduciary duty to Madison, as well as intentional interference with the contract between Madison and the purported tendering limited partners. The suit seeks injunctive and declaratory relief demanding that the Partnership's transfer agent effectuate the purported transfers to Madison, pursuant to the tender offer made by Madison to the limited partners. The lawsuit does not name the Partnership as a defendant but does name the Partnership's Managing General Partner. The distribution amounts in excess of Madison's tender offer price, with respect to the units that are the subject of this lawsuit, have been escrowed by the Partnership's transfer agent pending a resolution of this issue. PBP has filed an answer to the complaint.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all seven miniwarehouse facilities owned by the Partnership and the liquidation and dissolution of the Partnership. The properties were sold to Public Storage, Inc. and its affiliates on October 31, 1996. The partnership continues to own an undeveloped land parcel (I35/I20) located in Dallas, Texas. It is uncertain at this time as to when the sale of this property will occur.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997, subject to the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation accounting in accordance with generally accepted accounting principles as of October 1, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1997 and 1996 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information

         Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

By: /s/ Eugene D. Burak                            Date: May 15, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant