Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1997-08-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Texas                                           75-1991528
--------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, NY                 10292-0128
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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                                       June 30,
                                                                                         1997
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $ 1,136,614
Property held for sale                                                                    275,000
                                                                                     -------------
Total assets                                                                            1,411,614
                                                                                     -------------
LIABILITIES
Estimated liquidation costs                                                               229,136
                                                                                     -------------
Contingencies
Net assets available to limited and general partners                                  $ 1,182,478
                                                                                     -------------
                                                                                     -------------
Limited and equivalent partnership units issued and outstanding                            53,855
                                                                                     -------------
                                                                                     -------------
--------------------------------------------------------------------------------------------------

                        STATEMENT OF FINANCIAL CONDITION
                             (going concern basis)
                                  (Unaudited)

                                                                                     September 30,
                                                                                         1996
--------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                                $10,772,457
Cash and cash equivalents                                                               1,139,947
Other assets                                                                                9,250
                                                                                     -------------
Total assets                                                                          $11,921,654
                                                                                     -------------
                                                                                     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                                          $   638,000
Accounts payable and accrued expenses                                                     314,401
Accrued real estate taxes                                                                 135,671
Deposits due to tenants                                                                   104,957
Due to affiliates                                                                          59,144
Unearned rental income                                                                     24,255
                                                                                     -------------
Total liabilities                                                                       1,276,428
                                                                                     -------------
Partners' capital
Limited partners (53,855 limited and equivalent units issued and outstanding)          10,428,257
General partners                                                                          216,969
                                                                                     -------------
Total partners' capital                                                                10,645,226
                                                                                     -------------
Total liabilities and partners' capital                                               $11,921,654
                                                                                     -------------
                                                                                     -------------
--------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED       GENERAL
                                                            PARTNERS       PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation, October 1, 1996                 $10,428,257     $216,969     $10,645,226
Gain on sale of properties                                     327,104        3,304         330,408
Net loss from liquidating activities                          (186,424)      (1,883)       (188,307)
Distributions                                               (9,645,300)       --         (9,645,300)
                                                           -----------     --------     -----------
Net assets in liquidation, December 31, 1996                   923,637      218,390       1,142,027
Changes in estimated liquidation values of assets and
  liabilities                                                  258,841     (218,390)         40,451
                                                           -----------     --------     -----------
Net assets in liquidation, June 30, 1997                   $ 1,182,478     $     --     $ 1,182,478
                                                           -----------     --------     -----------
                                                           -----------     --------     -----------
---------------------------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                        Nine Months     Three Months
                                                                           Ended           Ended
                                                                         June 30,         June 30,
                                                                           1996             1996
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                           $1,510,354        $501,945
Interest                                                                    20,797           7,935
Other                                                                       11,326           3,779
                                                                        -----------     ------------
                                                                         1,542,477         513,659
                                                                        -----------     ------------
EXPENSES
Property operating                                                         541,624         172,435
General and administrative                                                 479,311         249,945
Real estate taxes                                                          184,457          51,260
Depreciation                                                               136,271              --
Interest                                                                    20,624          (2,877)
                                                                        -----------     ------------
                                                                         1,362,287         470,763
                                                                        -----------     ------------
Net income                                                              $  180,190        $ 42,896
                                                                        -----------     ------------
                                                                        -----------     ------------
ALLOCATION OF NET INCOME
Limited partners                                                        $  156,236        $ 39,464
                                                                        -----------     ------------
                                                                        -----------     ------------
General partners                                                        $   23,954        $  3,432
                                                                        -----------     ------------
                                                                        -----------     ------------
Net income per limited partnership unit                                 $     2.92        $    .74
                                                                        -----------     ------------
                                                                        -----------     ------------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                      Nine Months
                                                                                         Ended
                                                                                       June 30,
                                                                                         1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                   $ 1,474,128
Interest received                                                                          20,797
Other income received                                                                      11,326
Property operating expenses paid                                                         (525,474)
Real estate taxes paid                                                                   (151,006)
General and administrative expenses paid                                                 (294,778)
Interest paid                                                                             (39,612)
                                                                                      -----------
Net cash provided by operating activities                                                 495,381
                                                                                      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of land                                                          1,000,000
Property improvements                                                                    (137,467)
                                                                                      -----------
Net cash provided by (used in) investing activities                                       862,533
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                         (1,218,313)
                                                                                      -----------
Net increase (decrease) in cash and cash equivalents                                      139,601
Cash and cash equivalents at beginning of period                                        1,008,091
                                                                                      -----------
Cash and cash equivalents at end of period                                            $ 1,147,692
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $   180,190
                                                                                      -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                              136,271
Changes in:
Other assets                                                                              (34,465)
Accounts payable and accrued expenses                                                     160,602
Accrued real estate taxes                                                                  33,451
Due to affiliates                                                                          21,092
Deposits due to tenants                                                                     7,319
Unearned rental income                                                                     (9,079)
                                                                                      -----------
Total adjustments                                                                         315,191
                                                                                      -----------
Net cash provided by operating activities                                             $   495,381
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.
   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1996.
   Net assets at June 30, 1997 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.
B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management (including direct management of the Partnership's unimproved property), investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine and three months ended June 30, 1996 were approximately $96,000 and $35,000, respectively.
   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $24,000 and $18,000 for the nine and three months ended June 30, 1996, respectively, relating to the reimbursement of these services.
   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $129,000 as of June 30, 1997.
   PBP and the two individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 270 units owned by PBP have been excluded from the calculation of net income per limited partnership unit and distributions per limited partnership unit.
   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at June 30, 1997.
C. Contingencies

   On March 5, 1997, a lawsuit captioned Madison Partnership Liquidity Investors VIII, LLC ('Madison') v. Prudential-Bache Properties, Inc. was filed in the Court of Chancery in the State of Delaware. The suit alleges a breach of contract with Madison and a breach of fiduciary duty to Madison, as well as intentional interference with the contract between Madison and the purported tendering limited partners. The suit seeks injunctive and declaratory relief demanding that the Partnership's transfer agent effectuate the purported transfers to Madison, pursuant to the tender offer made by Madison to the limited partners. The lawsuit does not name the Partnership as a defendant but does name the Partnership's Managing General Partner. The distribution amounts in excess of Madison's tender offer price, with respect to the units that are the subject of this lawsuit, have been escrowed by the Partnership's transfer agent. The case was settled as of July 25, 1997. The settlement resolves the issues presented by the litigation without payment of monetary consideration. Upon completion of certain actions by the parties, the case will be dismissed with prejudice.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

By: /s/ Eugene D. Burak                      Date: August 14, 1997
   ----------------------------------------
   Eugene D. Burak
   Vice President
   Chief Accounting Officer for the Registrant