Form 10-K
period 1997-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1997-12-29
CIK 759726

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14397

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-1991528
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)


One Seaport Plaza, New York, N.Y.               10292-0128
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on which Registered
           None                                            None
-----------------------------------------------------------------------------

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

   Registrant's Annual Report to Limited Partners for the fiscal year ended September 30, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                       Index to exhibits can be found on page 8.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                           PAGE
Item 1      Business........................................................................        3
Item 2      Properties......................................................................        3
Item 3      Legal Proceedings...............................................................        3
Item 4      Submission of Matters to a Vote of Limited Partners.............................        4
PART II
Item 5      Market for the Registrant's Units and Related Limited Partner Matters.......        4
Item 6      Selected Financial Data.........................................................        4
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................        5
Item 8      Financial Statements and Supplementary Data.....................................        5
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................        5
PART III
Item 10     Directors and Executive Officers of the Registrant..............................        5
Item 11     Executive Compensation..........................................................        6
Item 12     Security Ownership of Certain Beneficial Owners and Management..................        6
Item 13     Certain Relationships and Related Transactions..................................        7
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            Financial Statements and Financial Statement Schedules..........................        8
            Exhibits........................................................................        8
            Reports on Form 8-K.............................................................        8
Signatures..................................................................................       13

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-3 (the
"Registrant''), a Texas limited partnership, was formed on November 13, 1984 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed for the purpose of acquiring, owning, developing and operating self-storage and office/showroom warehouse complexes; investing in unimproved commercial properties; and investing in first lien mortgage loans on existing or to-be-constructed commercial income-producing properties with proceeds raised through the initial sale of units of limited partnership interest ("Units''). The
Registrant's fiscal year for book and tax purposes ends on September 30.

   On December 15, 1995, the Management Committee of the Registrant determined to seek bids for all of the properties held by the Registrant. On June 13, 1996, the Registrant entered into a contract with Public Storage, Inc., the property manager of the Registrant's properties, for the sale of substantially all the Registrant's properties. This sale was subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   In accordance with a consent statement dated September 17, 1996 (the "Consent Statement''), the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all seven miniwarehouse facilities owned by the Registrant. The properties were sold to Public Storage, Inc. and its affiliates on October 31, 1996. The Registrant received, in cash, gross sales proceeds of $11,050,000 reduced by certain selling expenses and pro-rations of approximately $373,000. The sales proceeds were also reduced by the payment to third parties of $644,000 representing the principal and accrued interest on the Registrant's note payable secured by three of the properties sold to Public Storage, Inc. The gross sales price was in excess of the appraised value of the properties. The Registrant continues to own an undeveloped land parcel (I-35/I-20) located in Dallas, Texas.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1998, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ("PBP''), George S. Watson and A. Starke Taylor, III
(collectively, the "General Partners''). PBP is the Managing
General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of September 30, 1997 the Registrant has sold all of its properties except for one undeveloped land parcel (I-35/I-20) consisting of 18.6873 acres located in Dallas, Texas.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner
        Matters

   As of December 1, 1997, there were 3,222 holders of record owning 53,855 Units, inclusive of 270, 135, and 135 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and, in light of the pending liquidation of the Partnership, it is not expected that one will develop in the future. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners on or about 45 days after the end of the specified fiscal quarter.

Quarter Ended        1997       1996
----------------    -------     -----
December 31         $    --     $1.25
March 31                 --      1.25
June 30                  --      1.25
September 30             --        --

   The distributions for the year ended September 30, 1996 were made from cash generated by the operations of the Registrant's properties.

   Also, a special distribution of $18.66 per Unit was paid to Unitholders in May 1996 relating to the net proceeds from the sale of certain undeveloped land.

   In addition, a distribution of $180.00 per limited partnership unit was made on November 14, 1996 representing the net proceeds from the sale of substantially all the Registrant's assets reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate in 1998, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                      Year ended September 30,
                               ----------------------------------------------------------------------
                                  1997          1996           1995           1994           1993
                               ----------    -----------    -----------    -----------    -----------
Total revenues                 $   *         $ 2,052,890    $ 1,987,378    $ 1,919,960    $ 1,856,624
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Net income (loss)              $   *         $   338,634    $(1,733,919)   $   237,617    $   246,181
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Net income (loss) per
  limited partnership unit     $   *         $      5.64    $    (33.07)   $      3.40    $      3.55
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Total assets                   $1,364,835    $11,921,654    $12,742,033    $14,903,764    $15,281,959
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Note payable                   $       --    $   638,000    $   638,000    $   638,000    $   638,000
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Total distributions            $9,645,300    $ 1,291,124    $   364,033    $   654,082    $   715,309
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
Limited partner
  distributions per Unit       $   180.00    $     23.66    $      6.25    $     11.23    $     12.28
                               ----------    -----------    -----------    -----------    -----------
                               ----------    -----------    -----------    -----------    -----------
* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the year ended September 30, 1997.
-----------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:

      Name                                      Position
Brian J. Martin           President, Chief Executive Officer,
                            Chairman of the Board of Directors and Director
Barbara J. Brooks         Vice President-Finance and Chief Financial Officer
Eugene D. Burak           Vice President and Chief Accounting Officer
Frank W. Giordano         Director
Nathalie P. Maio          Director

   BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI''), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 49, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President and Senior Counsel of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 47, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

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

Individual General Partners

   George S. Watson, age 57, is a financial specialist and a certified public accountant. He is also a member of the board of directors of Lyco Energy Corporation as well as the Advisory Council of the University of Texas Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas in Austin, graduating summa cum laude in 1963 with a B.B.A. in accounting and finance. He received his M.B.A. in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic fraternity.

   A. Starke Taylor, III, age 54, holds a bachelor of business administration degree from Southern Methodist University which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Active in the community, Mr. Taylor is the chairman of the board of Priority One, an international missionary organization, the founding chairman of the board of the Park Central Athletic Association, a member of the Dallas regional board of the Salvation Army, and a board member of the Dallas Theological Seminary. Mr. Taylor was recognized in 1983 by D Magazine as one of Dallas' 10 most outstanding young business leaders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of December 1, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of December 1, 1997, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received "equivalent units'' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that their capital contributions as holders of "equivalent units'' bear to the total capital contributions of the limited partners.
The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of December 1, 1997, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

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

                                    PART IV

                                                                                             Page in
                                                                                          Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Financial Statements and Independent Auditors' Report--Incorporated by
           reference to Registrant's Annual Report which is filed as an exhibit hereto
           Report of Independent Auditors                                                       2
           Financial Statements:
           Statement of Net Assets--September 30, 1997                                          3
           Statement of Financial Condition--September 30, 1996                                 3
           Statements of Operations--Two years ended September 30, 1996                         4
           Statements of Changes in Partners' Capital--Two years ended September
           30, 1996                                                                             5
           Statement of Changes in Net Assets--Year ended September 30, 1997                    5
           Statements of Cash Flows--Two years ended September 30, 1996                         6
           Notes to Financial Statements                                                        7
        2. Financial Statement Schedules and Independent Auditors' Report on
           Schedules
           Consent of Independent Auditors
           Schedules:
           II-- Valuation and Qualifying Accounts and Reserves--Three years ended
               September 30, 1997
           III--Real Estate and Accumulated Depreciation at September 30, 1997
           Notes to Schedule III--Real Estate and Accumulated Depreciation
           All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
        3. Exhibits
           Description:
           3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                (1)
           3.02 Amendment to the Amended and Restated Certificate and Agreement of
                Limited Partnership (2)
           4.01 Certificate of Limited Partnership Interest (1)
           10.01 Contract of Sale dated June 13, 1996 by and between the Registrant and
                 Public Storage, Inc. (3)
           13.01 Annual Report to Limited Partners for the year ended September 30,
                 1997 (filed herewith). (With the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on
                 Form 10-K, no other information or data appearing in the 1997 Annual
                 Report to Limited Partners is to be deemed filed as part of this report.)
           27    Financial Data Schedule (filed herewith)
(b)        Reports on Form 8-K--None

------------------
(1) Filed as an exhibit to Registration Statement on Form S-11 (No. 2-94976) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form 10-K for the year ended September 30, 1989 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Proxy Statement on Schedule 14A on September 17, 1996 and incorporated herein by reference.

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-3

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-3 of our report dated December 17, 1997, included in the 1997 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-3.

Our audit also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-3 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

------------------------------------------------------------
/s/Ernst & Young LLP

Ernst & Young LLP

New York, New York
December 23, 1997

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions-Amounts
  Year Ended          Balance at          Additions-Amounts       Written-off During      Balance at
 September 30      Beginning of Year     Reserved During Year            Year            End of Year
---------------       -----------             ----------             ------------         ----------
     1995             $ 2,745,000             $2,000,000(1)                    --         $4,745,000
     1996             $ 4,745,000                     --             $  (343,503)         $4,401,497
     1997             $ 4,401,497                     --             $(2,066,826)(2)      $2,334,671(3)
--------------------------------------------------------------------------------

(1) Based upon estimated amounts recoverable through future operations and ultimate disposition of the properties and a reduced holding period until the properties are disposed of, an additional allowance for loss on impairment of assets of $2,000,000 was recorded as of September 30, 1995.

(2) Applicable to properties which were sold during the year.

(3) Shown as a direct reduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1997

                                                                                      Amount at which carried at
                                                                                            close of period
                                                                            -----------------------------------------------
                               Initial cost to                                                                  Permanent
                                  Registrant               Capitalized                                        writedown of
                        ------------------------------        costs                                             impaired
                                         Buildings        subsequent to                      Buildings           assets
     Description           Land       and Improvements     acquisition         Land       and Improvements      (NOTE A)
---------------------   ----------       ----------          --------       ----------      ------------       -----------

UNIMPROVED
PROPERTIES:
I-35/I-20
Dallas, Texas           $2,583,194       $ --                $ 26,477       $2,609,671      $   --             $ 2,334,671
                        ----------       ----------          --------       ----------      ------------       -----------
                        ----------       ----------          --------       ----------      ------------       -----------
---------------------------------------------------------------------------------------------------------------------------
                          Total         Date
     Description        (NOTE A)      acquired
---------------------  -----------      ----
UNIMPROVED
PROPERTIES:
I-35/I-20
Dallas, Texas          $   275,000      1985
                       -----------
                       -----------
-------------------------------------------------------

                              See notes on following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               September 30, 1997

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                   Year ended September 30,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------    -----------    -----------

Balance at beginning of period.........................   $ 10,772,457    $21,169,442    $21,059,431
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for
  sale.................................................             --     (4,839,919)            --
Allocation of allowance for loss on impairment of
  assets against the carrying amount of the properties
  based upon the reclassification of the properties as
  held for sale........................................             --     (4,401,497)            --
Deletions during the period............................    (10,497,457)    (1,343,503)            --
Additions during the period............................             --        187,934        110,011
                                                          ------------    -----------    -----------
Balance at close of period.............................   $    275,000    $10,772,457    $21,169,442
                                                          ------------    -----------    -----------
                                                          ------------    -----------    -----------

   The deletions for the year ended September 30, 1997 was the result of the sale on October 31, 1996 to Public Storage, Inc. of all seven miniwarehouse facilities owned by the Partnership. See Note C to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto. The deletions for the year ended September 30, 1996 resulted from the sale of certain undeveloped land located in Southlake, Texas.

   The Registrant continues to own an undeveloped land parcel (I-35/I-20) located in Dallas, Texas.

   The aggregate cost of land for Federal income tax purposes as of September 30, 1997 was $2,989,050.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                   Year ended September 30,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------    -----------    -----------
Balance at beginning of period.........................   $         --    $ 4,703,648    $ 4,174,673
Depreciation during the period charged to
  expense..............................................             --        136,271        528,975
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for
  sale.................................................             --     (4,839,919)            --
                                                          ------------    -----------    -----------
Balance at close of period.............................   $         --    $        --    $ 4,703,648
                                                          ------------    -----------    -----------
                                                          ------------    -----------    -----------

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                       Date: December 29, 1997
     -------------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                          Date: December 29, 1997
    ----------------------------------------------
    Brian J. Martin
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director

    By: /s/ Barbara J. Brooks                        Date: December 29, 1997
    ----------------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer

    By: /s/ Eugene D. Burak                          Date: December 29, 1997
    ---------------------------------------------
    Eugene D. Burak
    Vice President

    By: /s/ Frank W. Giordano                         Date: December 29, 1997
    ---------------------------------------------
    Frank W. Giordano
    Director

    By: /s/ Nathalie P. Maio                          Date: December 29, 1997
    ---------------------------------------------
    Nathalie P. Maio
    Director