Form 10-Q
period 1997-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1998-02-13
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1997

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

Registrant's telephone number, including area code (212) 214-3500

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                      December 31,     September 30,
                                                                          1997             1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $1,069,486       $ 1,089,835
Property held for sale                                                    275,000           275,000
                                                                      ------------     -------------
Total assets                                                            1,344,486         1,364,835
                                                                      ------------     -------------
LIABILITIES
Estimated liquidation costs                                               189,206           220,331
                                                                      ------------     -------------
Net assets available to limited and general partners                   $1,155,280       $ 1,144,504
                                                                      ------------     -------------
                                                                      ------------     -------------
Limited and equivalent partnership units issued
  and outstanding                                                          53,855            53,855
                                                                      ------------     -------------
                                                                      ------------     -------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                             PARTNERS       PARTNERS        TOTAL
----------------------------------------------------------------------------------------------------
Net assets in liquidation, September 30, 1997               $1,144,504     $       --     $1,144,504
Changes in estimated liquidation values of assets and
  liabilities                                                   10,776             --         10,776
                                                            ----------     ----------     ----------
Net assets in liquidation, December 31, 1997                $1,155,280     $       --     $1,155,280
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (Unaudited)
A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended December 31, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1997.

B. Related Parties

   PBP and its affiliates perform services for the Partnership, which include but are not limited to: accounting and financial management, transfer and assignment functions, management of the Partnership's unimproved property, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $71,000 and $101,000 as of December 31, 1997 and September 30, 1997, respectively.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at December 31, 1997.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties on October 31, 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership. The Partnership continues to own an undeveloped land parcel (I35/I20) located in Dallas, Texas. The Partnership intends to liquidate in 1998, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and the sale of substantially all of the Partnership properties in October 1996, there is no management discussion comparing the corresponding 1997 and 1996 periods.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: February 13, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant