Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1998-05-15
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                       March 31,       September 30,
                                                                          1998             1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $1,054,998       $ 1,089,835
Property held for sale                                                    275,000           275,000
                                                                      ------------     -------------
Total assets                                                            1,329,998         1,364,835
                                                                      ------------     -------------
LIABILITIES
Estimated liquidation costs                                               217,641           220,331
                                                                      ------------     -------------
Net assets available to limited and general partners                   $1,112,357       $ 1,144,504
                                                                      ------------     -------------
                                                                      ------------     -------------
Limited and equivalent partnership units issued
  and outstanding                                                          53,855            53,855
                                                                      ------------     -------------
                                                                      ------------     -------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                             PARTNERS       PARTNERS        TOTAL
----------------------------------------------------------------------------------------------------
Net assets in liquidation--September 30, 1997               $1,144,504     $       --     $1,144,504
Changes in estimated liquidation values of assets and
  liabilities                                                  (32,147)            --        (32,147)
                                                            ----------     ----------     ----------
Net assets in liquidation--March 31, 1998                   $1,112,357     $       --     $1,112,357
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
----------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1997.

   The Partnership continues to own an undeveloped land parcel (I35/I20) located in Dallas, Texas. The Partnership intends to sell the property as soon as possible; however, no buyer for the property has been identified and it is uncertain when any such sale will be consummated.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of March 31, 1998 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $119,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of March 31, 1998.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at March 31, 1998.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties on October 31, 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership. The Partnership continues to own an undeveloped land parcel (I35/I20) located in Dallas, Texas. The Partnership intends to liquidate in 1998, subject to and assuming the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996, and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1998 and 1997 periods.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

    By: /s/ Eugene D. Burak                      Date: May 15, 1998
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       6