Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1998-08-14
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                          (in process of liquidation)
                                  (Unaudited)

                                                                        June 30,       September 30,
                                                                          1998             1997
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $1,007,978       $ 1,089,835
Property held for sale                                                    275,000           275,000
                                                                      ------------     -------------
Total assets                                                            1,282,978         1,364,835
                                                                      ------------     -------------
LIABILITIES
Estimated liquidation costs                                               178,090           220,331
                                                                      ------------     -------------
Net assets available to limited and general partners                   $1,104,888       $ 1,144,504
                                                                      ------------     -------------
                                                                      ------------     -------------
Limited and equivalent partnership units issued
  and outstanding                                                          53,855            53,855
                                                                      ------------     -------------
                                                                      ------------     -------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                             LIMITED        GENERAL
                                                             PARTNERS       PARTNERS        TOTAL
----------------------------------------------------------------------------------------------------
Net assets in liquidation--September 30, 1997               $1,144,504     $       --     $1,144,504
Changes in estimated liquidation values of assets and
  liabilities                                                  (39,616)            --        (39,616)
                                                            ----------     ----------     ----------
Net assets in liquidation--June 30, 1998                    $1,104,888     $       --     $1,104,888
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended June 30, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of June 30, 1998 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $103,000 expected to be payable to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of June 30, 1998.

   PBP and the two individual General Partners of the Partnership own 270, 135 and 135 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 270 units owned by PBP have been excluded from the calculation of distributions per limited partnership unit.

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at June 30, 1998.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties on October 31, 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership. The Partnership continues to own an undeveloped land parcel (I35/I20) located in Dallas, Texas. The Partnership intends to liquidate, subject to and assuming the prior sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: August 14, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant