Form 10-K
period 1998-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1998-12-22
CIK 759726

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 1998

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

   Registrant's Annual Report to Limited Partners for the fiscal year ended September 30, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                                       Index to exhibits can be found on page 7.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                           PAGE
Item 1      Business........................................................................        3
Item 2      Properties......................................................................        3
Item 3      Legal Proceedings...............................................................        3
Item 4      Submission of Matters to a Vote of Limited Partners.............................        4
PART II
Item 5      Market for the Registrant's Units and Related Limited Partner Matters...........        4
Item 6      Selected Financial Data.........................................................        4
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................        4
Item 8      Financial Statements and Supplementary Data.....................................        4
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................        4
PART III
Item 10     Directors and Executive Officers of the Registrant..............................        5
Item 11     Executive Compensation..........................................................        6
Item 12     Security Ownership of Certain Beneficial Owners and Management..................        6
Item 13     Certain Relationships and Related Transactions..................................        6
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K
            Financial Statements and Financial Statement Schedules..........................        7
            Exhibits........................................................................        7
            Reports on Form 8-K.............................................................        7
Signatures..................................................................................       12

                                     PART I

Item 1. Business

General

   Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Registrant'), a Texas limited partnership, was formed on November 13, 1984 and will terminate in accordance with a vote of the limited partners as described below. The Registrant was formed for the purpose of acquiring, owning, developing and operating self-storage and office/showroom warehouse complexes; investing in unimproved commercial properties; and investing in first lien mortgage loans on existing or to-be-constructed commercial income-producing properties with proceeds raised through the initial sale of units of limited partnership interest ('Units'). The Registrant's fiscal year for book and tax purposes ends on September 30.

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

   In accordance with a consent statement dated September 17, 1996 (the 'Consent Statement'), the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all seven miniwarehouse facilities owned by the Registrant. The properties were sold to Public Storage, Inc. and its affiliates on October 31, 1996. The Registrant received, in cash, gross sales proceeds of $11,050,000 reduced by certain selling expenses and pro-rations of approximately $373,000. The sales proceeds were also reduced by the payment to third parties of $644,000 representing the principal and accrued interest on the Registrant's note payable secured by three of the properties sold to Public Storage, Inc. The gross sales price was in excess of the appraised value of the properties. The Registrant continues to own an undeveloped land parcel (I-35/I-20) located in Dallas, Texas.

   A distribution of $180 per limited partnership unit was made on November 14, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet anticipated current and future operating costs until the liquidation of the Registrant. The Registrant intends to liquidate as soon as possible, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time.

General partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP'), George S. Watson and A. Starke Taylor, III (collectively, the 'General Partners'). PBP is the Managing General Partner and is responsible for the day-to-day operations of the Registrant and its investments. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Note E of the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of September 30, 1998 the Registrant has sold all of its properties except for one undeveloped land parcel (I-35/I-20) consisting of 18.6873 acres located in Dallas, Texas.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of December 1, 1998, there were 3,211 holders of record owning 53,855 Units, inclusive of 270, 135, and 135 equivalent limited partnership units held by PBP and Messrs. Watson and Taylor, respectively. A significant secondary market for the Units has not developed, and, in light of the pending liquidation of the Partnership, it is not expected that one will develop in the future. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   No distributions have been paid to limited partners for the fiscal years ended September 30, 1998 and 1997. The Registrant intends to liquidate as soon as possible, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                      Year ended September 30,
                                ---------------------------------------------------------------------
                                   1998          1997          1996           1995           1994
                                ----------    ----------    -----------    -----------    -----------
Total revenues                  $   *         $   *         $ 2,052,890    $ 1,987,378    $ 1,919,960
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Net income (loss)               $   *         $   *         $   338,634    $(1,733,919)   $   237,617
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Net income (loss) per
  limited partnership unit      $   *         $   *         $      5.64    $    (33.07)   $      3.40
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Total assets                    $1,230,464    $1,364,835    $11,921,654    $12,742,033    $14,903,764
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Note payable                    $       --    $       --    $   638,000    $   638,000    $   638,000
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Total distributions             $       --    $9,645,300    $ 1,291,124    $   364,033    $   654,082
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
Limited partner
  distributions per Unit        $       --    $   180.00    $     23.66    $      6.25    $     11.23
                                ----------    ----------    -----------    -----------    -----------
                                ----------    ----------    -----------    -----------    -----------
* As of October 1, 1996, the Partnership adopted the liquidation basis of accounting in accordance with generally accepted accounting principles and, therefore, there is no reporting of results of operations for the years ended September 30, 1998 and 1997.
-----------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to page 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

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

Prudential-Bache Properties, Inc., Managing General Partner

   The directors and officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Stephen A. Tolbert              Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for certain other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

   BARBARA J. BROOKS, age 50, is the Vice President--Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEPHEN A. TOLBERT, age 36, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Tolbert also serves in various capacities for other affiliated companies. He has held several positions within PSI since 1988.

   FRANK W. GIORDANO, age 56, is a Director of PBP. He is a Senior Vice President and Senior Counsel of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 48, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently she also serves in various capacities for other affiliated companies.

   Effective November 10, 1998, Stephen A. Tolbert replaced Eugene D. Burak as Chief Accounting Officer for the Registrant.

   There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Individual General Partners

   GEORGE S. WATSON, age 58, is a financial specialist and a certified public accountant. He has been instrumental in the success of The Community Minority Business Advancement Program sponsored by the University of Texas at Austin College and Graduate Schools of Business. Mr. Watson is a member of the Advisory Council of the University of Texas at Austin Business School and a member of its Chancellor's Council. Mr. Watson attended the University of Texas at Austin, graduating summa cum laude in 1963 with a BBA in accounting and finance. He received his MBA in accounting and finance from the University of Texas in 1965, graduating first in his class and summa cum laude. He also has received various awards and scholarships and is a member of many fraternal organizations including Phi Kappa Phi, the honorary scholastic society. Mr. Watson has over 25 years of experience in real estate and financial investments.

   A. STARKE TAYLOR, III, age 55, holds a bachelor of business administration degree from Southern Methodist University, which was awarded in 1966. He is past president of the North Dallas Chamber of Commerce. Mr. Taylor is a member of the boards of the Dallas Theological Seminary and the Northeast Texas Regional Board of Young Life. He is president of Sovereign Corporation, a business investment and finance organization. Mr. Taylor has over 25 years of experience in real estate, insurance and financial investments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of December 1, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any interest in the voting securities of the Managing General Partner.

   As of December 1, 1998, no individual General Partner or director or officer of the Managing General Partner owns directly or beneficially any of the Units issued by the Registrant. However, the General Partners have contributed to the Registrant and, based on such contribution, they received 'equivalent units' entitling them to participate in the distributions to the limited partners and in the Registrant's profits and losses in the same proportion that their capital contributions as holders of 'equivalent units' bear to the total capital contributions of the limited partners. The Managing General Partner has retained its right to receive funds from the Registrant, such as General Partner distributions and reimbursement of expenses, but has waived its right to share in any limited partner cash distributions and allocations of Registrant's profits and losses based upon such equivalent units.

   As of December 1, 1998, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

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

                                    PART IV

                                                                                             Page in
                                                                                          Annual Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Financial Statements and Independent Auditors' Report--Incorporated by
           reference to Registrant's Annual Report which is filed as an exhibit hereto
           Report of Independent Auditors                                                       2
           Financial Statements:
           Statements of Net Assets--September 30, 1998 and 1997                                3
           Statements of Changes in Net Assets--Two years ended September 30, 1998              3
           Statement of Operations--Year ended September 30, 1996                               4
           Statement of Changes in Partners' Capital--Year ended September 30, 1996             4

           Statement of Cash Flows--Year ended September 30, 1996                               5
           Notes to Financial Statements                                                        6
        2. Financial Statement Schedules and Independent Auditors' Report on Schedules
           Consent of Independent Auditors
           Schedules:
           II-- Valuation and Qualifying Accounts and Reserves--Three years ended
               September 30, 1998
           III--Real Estate and Accumulated Depreciation at September 30, 1998
           Notes to Schedule III--Real Estate and Accumulated Depreciation
           All other schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.
        3. Exhibits
           Description:
           3.01 Amended and Restated Certificate and Agreement of Limited Partnership
                (1)
           3.02 Amendment to the Amended and Restated Certificate and Agreement of
                Limited Partnership (2)
           4.01 Certificate of Limited Partnership Interest (1)
           10.01 Contract of Sale dated June 13, 1996 by and between the Registrant and
                 Public Storage, Inc. (3)
           13.01 Annual Report to Limited Partners for the year ended September 30,
           1998 (filed herewith). (With the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on
                 Form 10-K, no other information or data appearing in the 1998 Annual
                 Report to Limited Partners is to be deemed filed as part of this report.)
           27    Financial Data Schedule (filed herewith)
(b)        Reports on Form 8-K--None

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

                        CONSENT OF INDEPENDENT AUDITORS

To the Partners
Prudential-Bache/Watson & Taylor, Ltd.-3

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Prudential-Bache/Watson & Taylor, Ltd.-3 of our report dated November 3, 1998, included in the 1998 Annual Report to Limited Partners of
Prudential-Bache/Watson & Taylor, Ltd.-3.

Our audits also included the financial statement schedules of Prudential-Bache/Watson & Taylor, Ltd.-3 listed in Item 14(a). These schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

------------------------------------------------------------
/s/ Ernst & Young LLP

New York, New York
December 22, 1998

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------
Allowance for Loss on Impairment of Assets

                                                                  Deductions-Amounts
  Year Ended          Balance at          Additions-Amounts       Written-off During      Balance at
 September 30      Beginning of Year     Reserved During Year            Year            End of Year
---------------    -----------------     --------------------     ------------------     ------------
     1996             $ 4,745,000                     --             $  (343,503)         $4,401,497
     1997             $ 4,401,497                     --             $(2,066,826)(1)      $2,334,671(2)
     1998             $ 2,334,671                     --             $         --         $2,334,671

--------------------------------------------------------------------------------

(1) Applicable to properties which were sold during the year.

(2) Shown as a direct reduction of carrying value of property held for sale.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1998

                                                                                      Amount at which carried at
                                                                                            close of period
                               Initial cost to                              -----------------------------------------------
                                  Registrant               Capitalized                                          Permanent
                        ------------------------------        costs                                           write-down of
                                         Buildings        subsequent to                      Buildings          impaired
     Description           Land       and Improvements     acquisition         Land       and Improvements       assets
---------------------   ----------    ----------------    --------------    ----------    ----------------    -------------
UNIMPROVED
PROPERTIES:
I-35/I-20
Dallas, Texas           $2,583,194       $ --                $ 26,477       $2,609,671      $   --             $ 2,334,671
                        ----------    ----------------    --------------    ----------    ----------------    -------------
                        ----------    ----------------    --------------    ----------    ----------------    -------------
---------------------------------------------------------------------------------------------------------------------------


                          Total         Date
     Description        (NOTE A)      acquired
---------------------  -----------    --------
UNIMPROVED
PROPERTIES:
I-35/I-20
Dallas, Texas          $   275,000      1985
                       -----------
                       -----------
-------------------------------------------------------
                                                 See notes on following page

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                             NOTES TO SCHEDULE III
                               September 30, 1998

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                    Year ended September 30,
                                                             ---------------------------------------
                                                               1998          1997           1996
                                                             --------    ------------    -----------
Balance at beginning of period............................   $275,000    $ 10,772,457    $21,169,442
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale.....         --              --     (4,839,919)
Allocation of allowance for loss on impairment of assets
  against the carrying amount of the properties based upon
  the reclassification of the properties as held for
  sale....................................................         --              --     (4,401,497)
Deletions during the period...............................         --     (10,497,457)    (1,343,503)
Additions during the period...............................         --              --        187,934
                                                             --------    ------------    -----------
Balance at close of period................................   $275,000    $    275,000    $10,772,457
                                                             --------    ------------    -----------
                                                             --------    ------------    -----------

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

   The aggregate cost of land for Federal income tax purposes as of September 30, 1998 was $2,989,050.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                    Year ended September 30,
                                                             ---------------------------------------
                                                               1998          1997           1996
                                                             --------    ------------    -----------
Balance at beginning of period............................   $     --    $         --    $ 4,703,648
Depreciation during the period charged to
  expense.................................................         --              --        136,271
Allocation of accumulated depreciation against the
  carrying amount of the properties based upon the
  reclassification of the properties as held for sale.....         --              --     (4,839,919)
                                                             --------    ------------    -----------
Balance at close of period................................   $     --    $         --    $        --
                                                             --------    ------------    -----------
                                                             --------    ------------    -----------

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Stephen A. Tolbert                          Date: December 22, 1998
    --------------------------------------------------
    Stephen A. Tolbert
    Vice President
    Chief Accounting Officer for the Registrant

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation,
    Managing General Partner

    By: /s/ Brian J. Martin                             Date: December 22, 1998
    --------------------------------------------------
    Brian J. Martin
    President, Chief Executive Officer,
    Chairman of the Board of Directors and Director
    By: /s/ Barbara J. Brooks                           Date: December 22, 1998
    --------------------------------------------------
    Barbara J. Brooks
    Vice President-Finance and
    Chief Financial Officer
    By: /s/ Stephen A. Tolbert                          Date: December 22, 1998
    --------------------------------------------------
    Stephen A. Tolbert
    Vice President
    By: /s/ Frank W. Giordano                           Date: December 22, 1998
    --------------------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                            Date: December 22, 1998
    --------------------------------------------------
    Nathalie P. Maio
    Director