Form 10-Q
period 1998-12-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD 3
filed 1999-02-12
CIK 759726

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998

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
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
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
                          (in process of liquidation)
                                  (Unaudited)

                                                                      December 31,     September 30,
                                                                          1998             1998
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $  933,408       $   955,464
Property held for sale                                                    275,000           275,000
                                                                      ------------     -------------
Total assets                                                            1,208,408         1,230,464
                                                                      ------------     -------------
LIABILITIES
Estimated liquidation costs                                               135,152           162,712
                                                                      ------------     -------------
Net assets available to limited and general partners                   $1,073,256       $ 1,067,752
                                                                      ------------     -------------
                                                                      ------------     -------------
Limited and equivalent partnership units issued
  and outstanding                                                          53,855            53,855
                                                                      ------------     -------------
                                                                      ------------     -------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation, September 30, 1998                $1,067,752     $     --     $1,067,752
Changes in estimated liquidation values of assets and
  liabilities                                                     5,504           --          5,504
                                                             ----------     --------     ----------
Net assets in liquidation, December 31, 1998                 $1,073,256     $     --     $1,073,256
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended December 31, 1998 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-3 (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1998.

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

   In conjunction with the liquidation basis of accounting, the Partnership has recorded an accrual as of December 31, 1998 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs is $71,000 expected for reimbursement to the General Partners and their affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership will depend primarily upon the length of time required to liquidate the Partnership's remaining net assets, and may differ from the amounts accrued as of December 31, 1998.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 253 limited partnership units at December 31, 1998.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-3
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the Partnership sold substantially all of its properties on October 31, 1996. The Partnership has retained funds for a contingency reserve and to meet current and future operating costs until the liquidation of the Partnership. The Partnership continues to own an undeveloped land parcel located in Dallas, Texas. The Partnership intends to liquidate as soon as possible, subject to the sale of the remaining undeveloped land parcel, and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be based upon each partners' capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of October 1, 1996 and thus not reporting results of operations thereafter, coupled with the sale of substantially all of the properties in October 1996, there is no management discussion comparing the corresponding 1998 and 1997 periods.

Year 2000

   The Partnership has considered, and is taking appropriate actions to address, the possible adverse effects of the Year 2000 on its systems and operations. Accordingly, the Partnership believes the Year 2000 will not have significant adverse effects on its systems and operations.

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

Prudential-Bache/Watson & Taylor, Ltd.-3

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Stephen A. Tolbert                   Date: February 12, 1999
     ----------------------------------------
     Stephen A. Tolbert
     Vice President
     Chief Accounting Officer for the Registrant